Form 10-Q
period 2011-06-30
SKULLCANDY, INC.
filed 2011-08-17
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35240

SKULLCANDY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2362196
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1441 West Ute Boulevard, Suite 250 Park City, Utah	84098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (435) 940-1545

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2011, 26,972,992 shares of registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I

Item 1. Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except per share information)

	As of December 31,	As of June 30,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,462	$2,810
Accounts receivable, net	46,676	33,538
Inventories	22,560	41,889
Prepaid expenses and other current assets	5,157	4,690
Deferred taxes	3,711	2,853

Total current assets	84,566	85,780
Property and equipment, net	3,967	6,167
Intangibles	561	2,956
Goodwill	—	7,633
Deferred financing fees	3,800	5,239
Deferred taxes	430	702

Total assets	$93,324	$108,477

Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$13,456	$19,178
Accrued liabilities	15,529	10,978
Bank line of credit	10,802	22,407

Total current liabilities	39,787	52,563
Long term debt	4,104	4,107
Long term debt, related party, net of unamortized discounts $1,361 and $1,127 as of December 31, 2010 and June 30, 2011, respectively	69,256	64,348
Commitments and contingencies (see note 12)
Redeemable convertible preferred stock, par value $0.0001 per share 411,379 shares authorized, 401,254 shares issued and 321,710 shares outstanding at December 31, 2010 (aggregate liquidation preference of $2,736 at December 31, 2010). 411,379 shares authorized, 401,254 shares issued and 321,710 shares outstanding at June 30, 2011 (unaudited) (aggregate liquidation preference of $2,736 at June 30, 2011)	2,534	2,534
Stockholders’ deficit:
Common stock, par value $0.0001 per share; 200,000,000 shares authorized, 18,977,560 shares issued and 14,151,158 shares outstanding at December 31, 2010, 200,000,000 shares authorized, 19,072,200 shares issued, and 14,250,754 shares outstanding at June 30, 2011 (unaudited)	1	1
Treasury stock, 4,826,402 shares at cost at December 31, 2010, and June 30, 2011 (unaudited), respectively	(43,294)	(43,294)
Additional paid-in capital	9,197	11,159
Retained earnings	11,739	17,059

Total stockholders’ deficit	(22,357)	(15,075)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$93,324	$108,477

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net sales	$35,789	$52,397	$57,447	$88,415
Cost of goods sold	17,482	25,598	28,142	43,301

Gross profit	18,307	26,799	29,305	45,114
Selling, general and administrative expenses	9,346	17,225	16,918	31,624

Income from operations	8,961	9,574	12,387	13,490
Other (income) expense	2,282	(5)	3,808	(18)
Interest expense	381	397	561	671
Interest expense—related party	1,539	1,893	3,548	3,617

Income before income taxes	4,759	7,289	4,470	9,220
Income taxes	2,692	3,031	3,204	3,883

Net income	2,067	4,258	1,266	5,337

Preferred dividends	(7)	(8)	(14)	(17)

Net income available to common stockholders	$2,060	$4,250	$1,252	$5,320

Net income per common share
Basic	$0.15	$0.30	$0.09	$0.37
Diluted	0.11	0.22	0.06	0.27
Weighted average common shares outstanding
Basic	13,946,277	14,248,276	13,892,800	14,212,716
Diluted	19,128,801	19,755,269	19,263,918	19,787,550

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2010	2011
Operating activities
Net income	$1,266	$5,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	274	590
Provision for doubtful accounts	35	788
Deferred income taxes	—	586
Noncash interest expense	2,201	2,541
Change in value of derivatives related to stockholder payables	3,804	—
Stock-based compensation expense	1,219	1,656
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	2,702	12,415
Inventories	2,686	(16,324)
Prepaid expenses and other	(1,399)	(2,725)
Accounts payable	3,325	3,573
Income taxes payable	(2,028)	2,587
Accrued liabilities and other current liabilities	(880)	(5,875)

Net cash provided by operating activities	13,205	5,149
Investing activities
Purchase of property and equipment	(1,084)	(2,261)
Purchase of intangible assets	(31)	(196)
Business acquisition	—	(10,837)

Net cash used in investing activities	(1,115)	(13,294)
Financing activities
Net borrowings on bank line of credit	10,509	11,604
Repayment of long-term debt	(20,730)	(7,161)
Proceeds from exercise of stock options and warrants	122	50

Net cash provided by (used in) financing activities	(10,099)	4,493

Net increase (decrease) in cash and cash equivalents	1,991	(3,652)
Cash and cash equivalents, beginning of period	1,732	6,462

Cash and cash equivalents, end of period	$3,723	$2,810

Supplemental cash flow information:
Cash paid for interest	2,366	1,665
Cash paid for income tax	5,145	584

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

Skullcandy, Inc., a Delaware corporation (the Company), develops and distributes headphones and other audio accessories to retailers throughout the United States and to distributors in various countries worldwide.

(2) Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and cash flows for the six months ended June 30, 2010 and 2011 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and six months ended June 30, 2010 and 2011 and cash flows for the six months ended June 30, 2010 and 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Prospectus filed with the Securities and Exchange Commission (the “SEC”) on July 20, 2011. The December 31, 2010 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

Initial Public Offering

In July 2011, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 4,166,667 shares of common stock (see Note 13). The condensed consolidated financial statements, including share and per share amounts, do not include the effects of the offering as it was completed subsequent to June 30, 2011.

Stock Split

The Company effected a 14-for-1 stock split of its outstanding common stock on July 14, 2011. All share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

Segments

The Company operates in one business segment.

Comprehensive Income

For the three and six months ended June 30, 2010 and 2011, the Company had no components of other comprehensive income. As a result, net income equaled comprehensive income for all periods presented.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards requiring comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company does not expect the adoption of these standards to have an impact on its financial results.

In May 2011, the FASB issued amended standards related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The requirements of these new standards are to be applied prospectively for interim or annual periods beginning after December 15, 2011.The Company does not expect the adoption of these standards to have a material effect on its financial results or disclosures.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

Reclassifications

Certain reclassifications have been made to the prior period balances to conform to the 2011 presentation.

(3) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a significant portion of net sales are as follows:

	Net Sales Customer A	Net Sales Customer B	Net Sales Customer C	Accounts Receivable
Three months ended June 30, 2010	10.1%	11.1%	12.0%	46.9%
Three months ended June 30, 2011	5.8%	11.6%	10.0%	44.4%
Six months ended June 30, 2010	14.0%	9.0%	12.4%	46.9%
Six months ended June 30, 2011	7.3%	12.5%	11.6%	44.4%

The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Net sales to customers located outside the United States totaled $7,005,000 and $10,306,000 for the three months ended June 30, 2010 and 2011, respectively. Net sales to customers located outside the United States totaled $9,752,000 and $17,891,000 for the six months ended June 30, 2010 and June 30, 2011, respectively.

(4) Property and Equipment, Net.

Property and equipment, net, consisted of the following:

	December 31, 2010	June 30, 2011
Cost:
Leasehold improvements	$1,512	$1,661
Furniture and fixtures	1,226	2,043
Other equipment	1,171	2,609
Computer equipment and software	1,029	1,415
Vehicles	217	217

	5,155	7,945
Less accumulated depreciation	(1,188)	(1,778)

Property and equipment, net	$3,967	$6,167

Depreciation related to property and equipment was $342,000 and $590,000 for the three and six months ended June 30, 2011, respectively.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

(5) Acquisition

On April 21, 2011, the Company completed its purchase of substantially all assets of Astro Gaming, Inc. for total cash consideration of $10.8 million. Astro Gaming, Inc. is a leader in gaming headphones based in San Francisco, CA. The Company paid the purchase price using cash on hand and borrowings of approximately $10.0 million under its credit facility. No cash was acquired in the acquisition. The following table summarizes the identifiable tangible and intangible assets acquired from Astro Gaming, Inc.:

June 30, 2011
Goodwill	$7,633
Trade/brand name	2,200
Net tangible assets acquired	1,004

Total purchase price	$10,837

The trade/brand name of $2.2 million has an indefinite life. Goodwill will be amortized over 15 years for tax purposes. Net sales related to Astro Gaming, Inc. were $1.9 million from the date of acquisition through June 30, 2011.

(6) Net Income per Share

Basic net income per common share is computed by dividing the net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of preferred stock, convertible note, unvested restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator
Net income available to common stockholders	$2,060	$4,250	$1,252	$5,320

Denominator
Weighted average common stock outstanding for basic net income per common share	13,946	14,248	13,893	14,213
Effect of dilutive securities—preferred stock	4,508	4,508	4,508	4,508
Effect of dilutive securities—warrants, unvested restricted stock and stock options	675	999	863	1,067

Weighted average common shares and dilutive securities outstanding	19,129	19,755	19,264	19,788

For the three months ended June 30, 2010 and 2011, 3,862,124 shares subject to the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the six months ended June 30, 2010, 3,931,728 shares subject to the convertible note and certain stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the six months ended June 30, 2011, 3,862,124 shares subject the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

(7) Stock Repurchases

On November 28, 2008, the Company entered into a securities purchase and redemption agreement with Goode Skullcandy Holdings LLC, or Goode, pursuant to which it sold to Goode 1,358 shares of its series C preferred stock for $129.63 per share and issued Goode a convertible note in aggregate principal amount of $29,824,000. The principal purpose of the transaction was to raise additional capital that could be used to provide liquidity to existing stockholders of the Company by repurchasing a portion of their securities. To that end, the securities purchase and redemption agreement also provided that the Company would repurchase certain securities from its existing stockholders, subject to certain conditions including approval of the Company’s Board of Directors. The offer to repurchase securities was offered to all of the Company’s then existing stockholders, approximately 98% of which elected to participate.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

In January 2009, the Board of Directors approved the repurchase transaction contemplated by the securities purchase and redemption agreement. The transaction closed in February 2009 resulting in the Company’s repurchase of 4,826,402 shares of common stock, 73,289 shares of Series A preferred stock and 6,255 shares of Series B preferred stock from existing stockholders for an aggregate purchase price of $55,168,000. The purchase price consisted of $30,000,000 in cash, which funds were obtained from the convertible note issued in November 2008 and the issuance of 1,358 shares of Series C preferred stock for $129.63 per share, $168,000 from the exercise of options to purchase common stock, and $25,000,000 in the form of an unsecured, subordinated promissory note payable pro-rata to stockholders participating in the transaction. This note bears interest at 11% per annum and matures in February 2013. The excess of the repurchase price over the fair market value of the common stock was accounted for as the cost of treasury stock following the guidance of ASC 505-30, Treasury Stock, since no stated or unstated consideration was received by the Company in addition to the shares that were redeemed. The excess of the repurchase price over the fair market value of the common stock redeemed from employers that had previously obtained those shares pursuant to a compensatory arrangement was accounted for as compensation expense following the guidance in ASC 718, Stock Compensation.

Included in the shares redeemed was common stock held by the Company’s founder and former chief executive officer. The shares redeemed by the founder and former chief executive officer were obtained upon the original founding of the Company and not pursuant to a compensatory share based arrangement. Further, the per share amount received in the redemption by the founder and former chief executive officer was the same as all of the other stockholders that participated in the redemption. Accordingly, the Company has accounted for the redemption of these shares as treasury stock consistent with the other redeemed shares.

Pursuant to the securities purchase and redemption agreement, three contingent payments of additional consideration are to be made. At the time the securities purchase and redemption agreement was entered into, these contingent payments were to be made within ten days following a qualified initial public offering or other liquidation event, as defined in the agreement.

The amount of the first contingent payment (ranging from $0 to $17,500,000 in the aggregate) is payable to participants in the management incentive plan based on the compound internal rate of return realized by a significant investor in the Company. In December 2010, the Company amended the securities purchase and redemption agreement, dated November 28, 2008, and removed the contingencies associated with the management incentive plan bonus and issued unsecured promissory notes in the amount of $16,500,000. See Note 8 for additional details related to the promissory notes issued in connection with the management incentive plan.

The amount of the second contingent payment (ranging from $0 to $17,500,000 in the aggregate) is payable to stockholders who redeemed securities in February 2009 and is based on the compound internal rate of return realized by a significant investor in the Company.

During 2009 and 2010, the Company accounted for a portion of the second contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. Based on management’s expectation that the probability of meeting the stated contingencies was remote at the time of issuance, the initial value of the derivative was deemed to be immaterial.

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the second contingent payment that is based on the compound internal rate of return and fixed the amount payable at $17,500,000. As such, this payment was no longer accounted for a derivative as of December 31, 2010. This payment will be paid on a pro-rata basis to stockholders participating in the stock redemption in February 2009 upon the earlier of December 31, 2013, ten business days following a qualified initial public offering and ten business days following a sale of a majority ownership interest in the Company. Because this obligation has a stated term and no stated interest rate, it has been recorded at its net present value of $15,109,000 in the accompanying balance sheet as of December 31, 2010 using an implied interest rate of 5%. At June 30, 2011, this obligation has been accreted to its net present value of $15,440,000 and the corresponding increase has been recorded as interest expense for the six months ended June 30, 2011. As of July 19, 2011, when the Company’s IPO became effective, the amount payable was accreted to its stated value of $17,500,000 and was paid on July 29, 2011 from the proceeds of the Company’s IPO.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

The amount of the third contingent payment is payable to stockholders who redeemed securities in February 2009 and is based on the number of options forfeited (from the date of the redemption to a qualified initial public offering or other liquidation event) that existed at the time of the transaction multiplied by the per share transaction price combined with the value of the exercise cost for all options exercised (from the date of the redemption to a qualified initial public offering) that existed at the time of the transaction.

During 2010 and the six months ended June 30, 2011, the Company accounted for a portion of the third contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. The estimated fair value of the derivative related to the third contingent payment is approximately $2,391,000 as of December 31, 2010 and June 30, 2011. The amount became fixed at $3,783,000 in connection with the initial public offering and was paid on July 29, 2011.

(8) Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured by substantially all the assets of the Company. The credit facility provides for revolving loans and letters of credit of up to (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At December 31, 2010 and June 30, 2011, total borrowings were $10,802,000 and $22,407,000, respectively. At June 30, 2011, the Company had $6,343,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of June 30, 2011, the credit facility carried an interest rate of 4.75%. At June 30, 2011, the Company was in compliance with all financial covenants. On August 3, 2011 and August 9, 2011 the Company made payments of $4,500,000 and $4,100,000, respectively, on its credit facility.

Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2010	June 30, 2011
Convertible note, related party	$32,036	$33,961
Promissory notes, related party	22,781	15,619
Promissory notes	1,043	1,043
Stockholder payable, related party	12,513	12,788
Stockholder payable	2,596	2,653
Derivative liability	2,391	2,391

	$73,360	$68,455

In November 2008, the Company issued a convertible note in the amount of $29,824,000 in connection with the securities purchase and redemption agreement. This note is convertible at a price of $7.72 into 3,862,124 common shares of the Company at any time before the maturity of the note on November 28, 2013. The note is secured by a second lien on substantially all of the Company’s assets and carries interest at a rate of 15% per annum, 5% of which is paid in cash and 10% of which is accrued and added to the principal balance of the note on a quarterly basis. Accrued interest of $3,573,000 and $5,265,000 is reflected in the principal balance of the convertible note as of December 31, 2010 and June 30, 2011, respectively. Simultaneously with the consummation of a qualified initial public offering, the Company had the option to require the holder to either, at the holder’s option exercise its conversion right or accept the principal amount plus all accrued and unpaid interest as payment in full. The convertible note is subordinated to the Company’s credit facility. In connection with the issuance of this note, the Company entered into an advisory agreement with the note holder, which requires payments of $150,000 per year during the term of the note. The holders of the convertible note delivered executed notices to the Company exercising their option to have the convertible note converted into common stock immediately prior to the consummation of the initial public offering. Upon the closing of the IPO, the convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5,575,000 was repaid.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

In February 2009, the Company issued an unsecured subordinated promissory note in the aggregate amount of $25,000,000 to repurchase shares from existing stockholders pursuant to the securities purchase and redemption agreement. The note bears interest at a rate of 11% per annum and matures on February 3, 2013. Amounts outstanding as of December 31, 2010 and June 30, 2011 totaled $7,323,000. The unsecured subordinated promissory note is subordinated to the credit facility and the convertible note. The note was repaid on July 29, 2011 from the proceeds of the Company’s initial public offering.

In December 2010, the Company issued unsecured subordinated promissory notes in the amount of $16,500,000 in connection with the management incentive bonus. The notes bear interest at a rate of 3.3% per annum and mature on the earlier of December 31, 2012, the tenth business day following a qualified initial public offering, the tenth business day following a sale of a majority ownership interest in the Company, or upon the occurrence of certain events of default. Additionally, the Company recorded $1,000,000 in accrued liabilities for amounts to be paid to various other employees not participating in the management incentive bonus. In January 2011, the Company repaid $7,161,000 of the principal balances of the notes. As of June 30, 2011, amounts outstanding on the notes totaled approximately $9,339,000. The outstanding notes of $9,339,000 were paid on July 29, 2011 from the proceeds of the Company’s IPO.

In December 2010, the Company amended the securities purchase and redemption agreement dated November 28, 2008 and removed the contingencies associated with the additional stockholder payment of $17,500,000. This payment will be paid on a pro-rata basis to stockholders participating in the stock redemption upon the earlier of December 31, 2013, ten business days following a qualified initial public offering and ten business days following a sale of a majority ownership interest in the Company. Because this obligation has a stated term and no stated interest rate, it has been recorded at its net present value in the accompanying balance sheet as of December 31, 2010 and June 30, 2011 using an implied interest rate of 5%. The Company paid the $17,500,000 on July 29, 2011 from the proceeds of the Company’s IPO.

Included in the table above, is a derivative liability that has been recorded as a derivative due to the variability in the potential amount payable (see Note 7 for a further description). The estimated fair value of this derivative is approximately $2,391,000 as of December 31, 2010 and June 30, 2011 and will be settled in connection with the payment of the other stockholder payables. The amount became fixed at $3,783,000 in connection with the IPO and was paid on July 29, 2011.

(9) Stock-Based Compensation

The Company has a stock option plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock to selected officers, other key employees, directors and consultants. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The Company recorded $348,000 and $877,000 in stock-based compensation for the three months ended June 30, 2010 and 2011, respectively. The Company recorded $1,219,000 and $1,656,000 in stock-based compensation for the six months ended June 30, 2010 and 2011, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The fair value of stock options granted during the six months ended June 30, 2011 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Six Months Ended June 30, 2011
Fair value of options granted	$7.55
Risk-free interest rate	2.81%
Expected term (in years)	7.0
Expected dividend yield	0%
Expected volatility	39.8%

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2011:

	Options Outstanding	Price Range	Weighted- Average Price
Balance at December 31, 2010	3,350,228	$0.30 – 11.99	$7.97
Granted	339,850	16.42	16.42
Exercised	(88,508)	0.30 – 8.44	0.58
Forfeited	(135,632)	8.00 – 16.42	15.29

Balance at June 30, 2011	3,465,938	$0.30 – 16.42	$8.70

Exercisable at June 30, 2011	1,708,946	$0.30 – 11.99	$6.25

The unrecognized compensation cost of stock options and restricted stock as of December 31, 2010 and June 30, 2011 was $8,076,000 and $8,799,000, respectively, which is expected to be recognized over the weighted average remaining vesting period of 3.07 and 2.93 years, respectively.

(10) Income Taxes

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three months ended June 30, 2010 and June 30, 2011 was $2,692,000 and $3,031,000, respectively, or approximately 56.6% and 41.6% of pre-tax income. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of the additional consideration payable to stockholders that redeemed shares pursuant to the securities purchase and redemption agreement. Income tax expense for the six months ended June 30, 2010 and June 30, 2011 was $3,204,000 and $3,883,000, respectively, or approximately 71.7% and 42.1% of pre-tax income. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of the additional consideration payable to stockholders that redeemed shares pursuant to the securities purchase and redemption agreement. The effective tax rate for the three and six months ended June 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and incentive stock options.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state tax returns are not currently under examination.

(11) Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
Balance at December 31, 2010	$698,000
Warranty Claims	(556,000)
Warranty Costs Accrued	799,000

Balance at June 30, 2011	$941,000

(12) Commitments and Contingencies

In December 2010, in recognition of the likelihood that the bonus pool under the previously existing management incentive plan would ultimately be funded at the maximum level, the Company determined to pay out the bonus pool on December 31, 2010 and to recognize the associated compensation expense at that time. Accordingly, on December 31, 2010, the Company issued subordinated promissory notes, or the 2010 notes, to each of the participants in the management incentive plan in an aggregate principal amount of $16,500,000. As of June 30, 2011, the notes totaled $9,339,000. The $9,339,000 was paid on July 29, 2011. The Company determined to retain $1,000,000 of the amount initially allocated to the management incentive plan to be allocated to various non-participating employees.

In connection with the issuance of the 2010 notes, the Company amended the securities purchase and redemption agreement to fix the contingent payment to selling security holders based upon a compound interest rate of return at $17,500,000 and to provide that such amount would be paid to the selling security holders on the earlier of December 31,

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(unaudited)

2013, ten business days following the consummation of a qualified initial public offering or ten business days following a sale of a majority ownership interest in the Company. The $17,500,000 was paid on July 29, 2011. As described in Notes 7 and 8, a portion of the other contingent amount payable to stockholders is accounted for as a derivative. The fair value of the amount payable to stockholders is estimated to be $2,391,000 as of December 31, 2010 and June 30, 2011. As of July 19, 2011 when the Company’s qualified initial public offering became effective, the estimated fair value of the derivative related to the contingent amount payable to stockholders was $3,783,000 and was paid on July 29, 2011.

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position

(13) Subsequent Events

At June 30, 2011, the Company had capitalized $2,614,000 of offering costs associated with the IPO, which were recorded in deferred financing fees on the consolidated balance sheet. Upon the initial closing of the IPO, these offering costs, in addition to any offering costs incurred subsequent to June 30, 2011, were reclassified to additional paid–in capital and offset against the IPO proceeds.

In July 2011, the Company completed its initial public offering of common stock in which the Company issued and sold 4,166,667 shares of its common stock at a price of $20 per share. In addition, certain of our stockholders sold an aggregate of 5,275,026 shares of common stock held by them in the IPO. The Company did not receive any proceeds from the sale of stock by its stockholders. As a result of the IPO, the Company raised a total of $83,333,000 in gross proceeds, or approximately $77,500,000 in net proceeds after deducting underwriting discounts and commissions of $5,833,000. Upon the closing of the IPO, all shares of the Company’s preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, the Company’s convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5,575,000 was repaid. In addition on July 29, 2011, the Company repaid the outstanding balance on the unsecured subordinated promissory note to existing stockholders of $7,323,000, the outstanding balance on the unsecured subordinated promissory note issued in connection with the management incentive bonus of $9,339,000, the additional stockholder payment of $17,500,000 relating to obligations under the securities purchase and redemption agreement and the contingent amount payable to stockholders of $3,783,000.

On July 19, 2011 and July 27, 2011, the Company’s board of directors granted stock options to employees and consultants and members of the board of directors to purchase approximately 1,204,490 and 270,200 shares of common stock, respectively.

On August 3, 2011 and August 9, 2011 the Company made payments of $4,500,000 and $4,100,000, respectively, on its credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with the condensed consolidated financial statements and the related notes of Skullcandy, Inc. included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our final prospectus dated July 19, 2011.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our final prospectus dated June 19, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Skullcandy is a leading audio brand that reflects the collision of the music, fashion and action sports lifestyles. Our brand symbolizes youth and rebellion and embodies our motto, “Every revolution needs a soundtrack.” We believe we have revolutionized the headphone market by stylizing a previously-commoditized product and capitalizing on the increasing pervasiveness, portability and personalization of music. The Skullcandy name and distinctive logo have rapidly become icons and contributed to our leading market position, robust net sales growth and strong profitability and return on our invested capital.

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in more than 70 other countries around the world, with international sales representing approximately 17.0% and 20.2% of our net sales in the six months ended June 30, 2010 and 2011, respectively. Sales to our European distributor, 57 North, represented more than 10% of our net sales for the six months ended June 30, 2011. We also offer products through our websites, with online sales representing approximately 3.9% and 8.4% of our net sales for the six months ended June 30, 2010 and 2011, respectively.

A number of industry trends have facilitated our growth to date, and we expect these trends to continue. The increasing use of portable media devices, such as Apple’s iPod, and smartphones with integrated music and video capabilities, such as Apple’s iPhone and third-party Android-based phones, has driven growth in the headphones and audio accessories markets. Our brand also benefits from the increasing popularity of action sports, particularly within the youth culture. Our consumer influencers are teens and young adults that associate themselves with snowboarding, skateboarding, surfing and other action sports. These consumers influence a broader consumer base that identifies with authentic action sports lifestyle brands. In addition, music is an integral part of the youth action sports lifestyle, and headphones have become an accessory worn to express individuality. We believe these trends provide us with an expanding consumer base for our products. Furthermore, we believe that these trends in preferences and lifestyles are not unique to the United States and are prevalent in a number of markets around the world.

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. Target and Best Buy each accounted for more than 10% of our net sales in 2010. Best Buy continued to account for more than 10% of our net sales for the six months ended June 30, 2011. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. We rely primarily on two key manufacturers in China, Antonio Precise Products Manufactory and Guangzhou Sun Young Electronics Company for substantially all of our products. Each of these manufacturers is the sole source for the products it supplies. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. For a more complete discussion of the risks facing our business, please see “Risk Factors” in Part II of this quarterly report and in our final prospectus dated June 19, 2011.

On April 21, 2011, we completed the purchase of substantially all the assets of Astro Gaming, Inc. for $10.8 million. Astro Gaming, Inc. is a lender in gaming headphones based in San Francisco, CA. We paid the purchase price using cash on hand and borrowings of approximately $10.0 million under our credit facility.

In June 2011, we entered into a non-binding letter of intent with our European distributor, 57 North, to repurchase the rights we previously granted to 57 North pursuant to an exclusive distribution agreement for $15.0 million. This acquisition will enable us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise be earned by 57 North and accelerate our growth in this region through a rejuvenated marketing and brand building campaign. We cannot assure that the letter of intent will lead to a binding agreement on the terms set forth in the letter of intent, if at all, and that any agreement entered into will be successfully consummated.

In July 2011, we completed an initial public offering of common stock, or IPO, in which we issued and sold 4,166,667 shares of common stock at a price of $20 per share, less underwriting discounts and commissions. Certain of our stockholders also sold 5,275,026 shares in the IPO at a price of $20 per share. We did not receive any of the proceeds from the sale of stock by our stockholders. As a result of the IPO, we raised approximately $77.5 million, net of underwriting discounts and commissions and before offering expenses. Upon the closing of the IPO, all shares of our preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, our convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5.6 million was repaid. We used a portion of the proceeds from the IPO to repay repaid the outstanding balance on our unsecured subordinated promissory note to existing stockholders of $7.3 million, the outstanding balance on our unsecured subordinated promissory note issued in connection with the management incentive bonus of $9.3 million, the additional stockholder payment of $17.5 million relating to obligations under our securities purchase and redemption agreement and the contingent amount payable to stockholders of $3.8 million. We also, made payments of $4.5 million and $4.1 million to our credit facility on August 3, 2011 and August 9, 2011, respectively. We intend to use the remaining net proceeds from the sale of shares by us for working capital and other general corporate purposes. We may also use a portion of the net proceeds to acquire other businesses, products or technologies, including our repurchase of the rights previously granted to 57 North pursuant to an exclusive distribution agreement. However, other than our non-binding letter of intent with 57 North, we do not have any agreements or commitments for any specific acquisitions at this time.

Basis of Presentation

Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy brand name. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. Domestic net sales are derived primarily from sales to our retailers, while our international net sales are primarily attributable to sales to our distributors.

Gross profit is influenced by cost of goods sold, which consists primarily of product costs, packaging, freight, duties and warehousing. We are experiencing higher product costs due to increasing labor and other costs in China. If we are unable to pass along these costs to our retailers and distributors or shift our sales mix to higher margin products, our gross profit as a percentage of net sales, or gross margin, may decrease.

Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, wages, related payroll and employee benefit expenses, including stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation, and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising, brand building fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, DJs, musicians and artists. We expect our selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel and incur increased costs related to the growth of our business and our operation as a public company.

Results of Operations

The following table sets forth selected items in our statements of operations in dollars (in thousands) and as a percentage of net sales for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2010		2011		2010		2011
Net sales	$35,789	100.0%	$52,397	100.0%	$57,447	100.0%	$88,415	100.0%
Cost of goods sold	17,482	48.8	25,598	48.9	28,142	49.0	43,301	49.0

Gross profit	18,307	51.2	26,799	51.1	29,305	51.0	45,114	51.0
Selling, general and administrative expenses	9,346	26.1	17,225	32.9	16,918	29.4	31,624	35.8

Income from operations	8,961	25.0	9,574	18.3	12,387	21.6	13,490	15.3
Other (income) expense	2,282	6.4	(5)	—	3,808	6.6	(18)	—
Interest expense	1,920	5.4	2,290	4.4	4,109	7.2	4,288	4.8

Income before income taxes	4,759	13.3	7,289	13.9	4,470	7.8	9,220	10.4
Income taxes	2,692	7.5	3,031	5.8	3,204	5.6	3,883	4.4

Net income	$2,067	5.8%	$4,258	8.1%	$1,266	2.2%	$5,337	6.0%

Three Months Ended June 30, 2011 Compared to Three Months June 30, 2010

Net Sales

Net sales increased $16.6 million, or 46.4%, to $52.4 million for the three months ended June 30, 2011 from $35.8 million for the three months ended June 30, 2010. This increase includes a $3.3 million increase in international net sales and a $2.8 million increase in net sales to large national retailers, including Best Buy, driven by increased volumes to existing retailers and the addition of new retailers. Online net sales also increased $3.2 million compared to the prior period.

Domestic net sales increased $13.3 million, or 46.2%, to $42.1 million, or 80.3% of our net sales for the three months ended June 30, 2011 from $28.8 million, or 80.4% of our net sales for the three months ended June 30, 2010. This increase primarily reflects increased volumes to existing retailers and the addition of new retailers including a $2.8 million increase in net sales to large national retailers as noted above.

International net sales, which consist primarily of net sales in Europe and Canada, increased $3.3 million, or 47.1%, to $10.3 million, or 19.7% of our net sales for the three months ended June 30, 2011 from $7.0 million, or 19.6% of our net sales for the three months ended June 30, 2010. This increase was primarily attributable to a $2.1 million increase in net sales to 57 North, our exclusive European distributor. An arbitration hearing with 57 North resulted in a decrease in net sales in Europe in 2010. The arbitration was resolved in the third quarter of 2010. In June 2011, we entered into a non-binding letter of intent with 57 North to repurchase the rights granted by the distribution agreement for $15.0 million. The non-binding letter of intent contemplates our acquisition of a wholly-owned subsidiary of 57 North that holds the distribution agreement as its sole asset. If we consummate the transaction using the structure described in the non-binding letter of intent, we anticipate capitalizing the cost to repurchase the rights as an intangible asset to be amortized over the remaining life of the distribution agreement. However, due to the non-binding nature of the letter of intent and the ongoing negotiations with 57 North, the final structure of the transaction, if consummated, could change, resulting in a different accounting treatment. If completed, the acquisition will enable us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise be earned by 57 North and accelerate our growth in this region.

Gross Profit

Gross profit increased $8.5 million, or 46.4%, to $26.8 million for the three months ended June 30, 2011 from $18.3 million for the three months ended June 30, 2010. Gross profit as a percentage of net sales, or gross margin, was 51.1% for the three months ended June 30, 2011 compared to 51.2% for the three months ended June 30, 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.9 million, or 84.3%, to $17.2 million for the three months ended June 30, 2011 from $9.3 million for the three months ended June 30, 2010. This increase was primarily the result of $3.7 million in increased payroll related expenses due to an expanding employee base to support planned growth and $2.9 million in increased marketing expenses primarily related to in-store advertising, in-store displays, trade show attendance and event sponsorship. As a percentage of net sales, selling, general and administrative expenses increased 6.8 percentage points to 32.9% for the three months ended June 30, 2011 from 26.1% for the three months ended June 30, 2010.

Income from Operations

As a result of the factors above, income from operations increased $0.6 million, or 6.8%, to $9.6 million for the three months ended June 30, 2011 from $9.0 million for the three months ended June 30, 2010. Income from operations as a percentage of net sales decreased 6.7 percentage points to 18.3% for the three months ended June 30, 2011 from 25.0% for the three months ended June 30, 2010.

Other (Income) Expense

Other (income) expense was insignificant for the three months ended June 30, 2011 and consisted primarily of $2.3 million resulting from the derivative relating to stockholder payables at June 30, 2010.

Interest Expense

Interest expense increased $0.4 million to $2.3 million for the three months ended June 30, 2011 from $1.9 million for the three months ended June 30, 2010. The higher expense for the three months ended June 30, 2011 was a result of greater use of our credit facility. Total borrowings on the credit facility at June 30, 2011 were $22.4 million compared to $10.5 million at June 30, 2010. The increase in borrowings is primarily due to our $10.8 million acquisition of Astro Gaming, Inc. in April 2011, of which $10.0 million was drawn from our credit facility.

Income Taxes

Income taxes were $3.0 million for the three months ended June 30, 2011 compared to $2.7 million for the three months ended June 30, 2010. Our effective tax rate for the three months ended June 30, 2011 and the three months ended June 30, 2010 was 41.6% and 56.6%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of stock options and the additional consideration payable to stockholders that redeemed shares pursuant to the securities purchase and redemption agreement.

Net Income

As a result of the factors above, net income increased $2.2 million, or 106.0%, to $4.3 million for the three months ended June 30, 2011 compared to net income of $2.1 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Sales

Net sales increased $31.0 million, or 53.9%, to $88.4 million for the six months ended June 30, 2011 from $57.4 million for the six months ended June 30, 2010. This increase includes an $8.2 million increase in international net sales and a $5.7 million increase in net sales to large national retailers, including Best Buy, driven by increased volumes to existing retailers and the addition of new retailers. Online net sales increased $5.2 million compared to the prior period.

Domestic net sales increased $22.8 million, or 47.9%, to $70.5 million, or 79.8% of our net sales for the six months ended June 30, 2011 from $47.7 million, or 83% of our net sales for the six months ended June 30, 2010. This increase primarily reflects a $5.7 million increase in net sales to large national retailers as noted above.

International net sales, which consist primarily of net sales in Europe and Canada, increased $8.2 million, or 84.5%, to $17.9 million, or 20.2% of our net sales for the six months ended June 30, 2011 from $9.7 million, or 17.0% of our net sales for the six months ended June 30, 2010. This increase was primarily attributable to a 112.9% increase in net sales to 57 North, our exclusive European distributor. An arbitration hearing with 57 North resulted in a decrease in net sales in Europe in 2010. The arbitration was resolved in the third quarter of 2010.

Gross Profit

Gross profit increased $15.8 million, or 53.9%, to $45.1 million for the six months ended June 30, 2011 from $29.3 million for the six months ended June 30, 2010. Gross profit as a percentage of net sales, or gross margin, was 51% for the six months ended June 30, 2011 and 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $14.7 million, or 86.9%, to $31.6 million for the six months ended June 30, 2011 from $16.9 million for the six months ended June 30, 2010. This increase was primarily the result of $6.1 million in increased payroll related expenses due to an expanding employee base to support planned growth and $4.7 million in increased marketing expenses primarily related to in-store advertising, in-store displays, trade show attendance and event sponsorship. As a percentage of net sales, selling, general and administrative expenses increased 6.4 percentage points to 35.8% for the six months ended June 30, 2011 from 29.4% for the six months ended June 30, 2010.

Income from Operations

As a result of the factors above, income from operations increased $1.1 million, or 8.9%, to $13.5 million for the six months ended June 30, 2011 from $12.4 million for the six months ended June 30, 2010. Income from operations as a percentage of net sales decreased 6.3 percentage points to 15.3% for the six months ended June 30, 2011 from 21.6% for the six months ended June 30, 2010.

Other (Income) Expense

Other (income) expense was insignificant for the six months ended June 30, 2011 and consisted primarily of $3.8 million resulting from the derivative relating to stockholder payables at June 30, 2010.

Interest Expense

Interest expense increased $0.2 million to $4.3 million for the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010. The higher expense for the six months ended June 30, 2011 was a result of greater use of our credit facility. Total borrowings on the credit facility at June 30, 2011 were $22.4 million compared to $10.5 million at June 30, 2010. The increase in borrowings is primarily due to our $10.8 million acquisition of Astro Gaming, Inc. in April 2011, of which $10.0 million was drawn from our credit facility.

Income Taxes

Income taxes were $3.9 million for the six months ended June 30, 2011 compared to $3.2 million for the six months ended June 30, 2010. Our effective tax rate for the six months ended June 30, 2011 and the six months ended June 30, 2010 was 42.1% and 71.7%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of stock options and the additional consideration payable to stockholders that redeemed shares pursuant to the securities purchase and redemption agreement.

Net Income

As a result of the factors above, net income increased $4.1 million, or 321.6%, to $5.4 million for the six months ended June 30, 2011 compared to net income of $1.3 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with operating cash flows and borrowings under our credit facility. These sources of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Six months ended June 30,
	2010	2011
Cash and cash equivalents at beginning of period	$1,732	$6,462
Net cash provided by operating activities	13,205	5,149
Net cash used in investing activities	(1,115)	(13,294)
Net cash provided by (used in) financing activities	(10,099)	4,493

Cash and cash equivalents at end of period	$3,723	$2,810

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities. For the six months ended June 30, 2011, net cash provided by operating activities was $5.1 million and consisted of net income of $5.3 million plus $6.1 million for non-cash items, less $6.3 million for working capital and other activities, net of effects of the acquisition of Astro Gaming, Inc. Working capital and other activities consisted primarily of a decrease in accounts receivable of $12.4 million, an increases in accounts payable of $3.6 million and taxes payable of $2.6 million, offset by increases in inventory of $16.3 million and prepaid expenses and other of $2.7 million and decreases in accrued liabilities and other current liabilities of $5.9 million.

For the six months ended June 30, 2010, net cash provided by operating activities was $13.2 million and consisted of net income of $1.3 million plus $7.5 million for non-cash items, plus $4.4 million for working capital and other activities. Working capital and other activities consisted primarily of decreases in accounts receivable of $2.7 million, inventory of $2.6 million and an increase in accounts payable of $3.3 million, partially offset by decreases in income taxes payable of $2.1 million and an increase in prepaid expenses and other of $1.4 million.

Net Cash Used in Investing Activities. For the six months ended June 30, 2011, net cash used in investing activities consisted mostly of capital expenditures of $2.3 million and the acquisition of Astro Gaming, Inc. of $10.8 million. For the six months ended June 30, 2010, net cash used in investing activities consisted mostly of capital expenditures of $1.1 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $4.5 million for the six months ended June 30, 2011 and net cash used in financing activities was $10.1 million for the six months ended June 30, 2010, which primarily resulted from borrowing and payments on the bank line of credit and repayments of long-term debt in both periods.

We believe that our cash, cash flow from operating activities, available borrowings under our credit facility and the net proceeds from our recently completed IPO will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

In December 2010, in recognition of the likelihood that the bonus pool under our previously existing management incentive plan would ultimately be funded at the maximum level based on our initial public offering, our board of directors determined to pay out the bonus pool on December 31, 2010 and to recognize the associated compensation expense at that time. Accordingly, on December 31, 2010, we issued subordinated promissory notes, which we refer to as the 2010 notes, to each of the participants in the management incentive plan in an aggregate principal amount of $16.5 million. Upon issuance of the 2010 notes, each recipient was entitled to an immediate payment in an amount sufficient to satisfy all tax obligations of the recipient arising in connection with the issuance of the 2010 notes. The 2010 notes bear interest at a rate of 3.3% per annum, with all unpaid principal and interest amounts payable on the earlier of December 31, 2012, the tenth business day following a qualified initial public offering, the tenth business day following a sale of a majority ownership interest in us or upon the occurrence of certain events of default. In connection with the issuance of the 2010 notes, the management incentive plan was terminated. Concurrent with the issuance of the 2010 notes, we also amended our securities purchase and redemption agreement. As of June 30, 2011, $9.3 million was outstanding under the 2010 notes, all of which was subsequently paid in full on July 29, 2011.

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At June 30, 2011 total borrowings were $22.4 million and we had $6.4 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.50% or (ii) Eurodollar Rate (as defined in the credit facility) plus 3.0%. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At June 30, 2011, we were in compliance with all financial covenants. On August 3, 2011 and August 9, 2011 we made payments of $4.5 million and $4.1 million, respectively, on the credit facility.

In February 2009, we issued an unsecured subordinated promissory note, which we refer to as the 2009 note, in aggregate principal amount of $25.0 million to certain of our stockholders. The note bears interest at 11% per annum and matures on February 3, 2013. At June 30, 2011, the principal balance outstanding on the 2009 note was $7.3 million, all of which was subsequently paid in full on July 29, 2011. In November 2008, we issued a convertible note in the amount of $29.8 million to Goode Skullcandy Holdings, or Goode. Goode had the option to convert the note, subject to certain adjustments, into 3,862,124 shares of our common stock at any time before the maturity of the convertible note on November 28, 2013. Simultaneously with the consummation of a qualified initial public offering, we had the option to require the holders to exercise their conversion right or, in the alternative, accept the principal amount plus all accrued and unpaid interest in full. In connection with the IPO the holders agreed to convert the convertible note into shares of our common stock. Upon the closing of the IPO, our convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5.6 million was repaid on July 28, 2011.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported net sales and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Revenue Recognition and Sales Returns and Allowances

Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-90 for certain international distributors. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition. We have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.

Accounts Receivable

Throughout the year, we perform credit evaluations of our retailers and distributors, and we adjust credit limits based on payment history and the retailer’s or distributor’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience and any specific customer collection issues that have been identified. Bad debt expense is reported as a component of selling, general and administrative expenses. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our retailers or distributors could have an adverse impact on our profits.

Inventories

We value inventories at the lower of the cost or the current estimated market value of the inventory. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

•	unanticipated changes in consumer preferences;

•	weakening economic conditions;

•	terrorist acts or threats;

•	reduced consumer confidence in the retail market; and

•	unseasonable weather.

Some of these factors could also interrupt the production and importation of our products or otherwise increase the cost of our products. As a result, our operations and financial performance could be negatively affected. Additionally, our estimates of product demand and market value could be inaccurate, which could result in excess and obsolete inventory.

Goodwill and other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but rather tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We evaluate our goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. Prior to the acquisition of Astro Gaming, Inc. in April 2011, we did not have goodwill. Intangible assets include the costs of obtaining and registering trademarks and domain names in the United States and internationally. All of our intangible assets have no identifiable useful lives and no amortization is taken on these assets.

Stock-Based Compensation

We account for all stock-based compensation awards to employees using a fair-value method and recognize the fair value of each award as an expense over the requisite service period. Option awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, are periodically revalued at each reporting date, and are recognized as expense over the related service period.

For purposes of calculating stock-based compensation, we estimate the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the use of certain subjective assumptions including expected term, volatility, expected dividend, risk-free interest rate, forfeiture rate and the fair value of our common stock. These assumptions generally require significant judgment.

        We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of several unrelated public companies within our industry because we have little information on the volatility of the price of our common stock since we have no trading history prior to our initial public offering on July 19, 2011. When making the selections of our industry peer companies to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors. Quarterly changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the consolidated financial statements.

If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining stock-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining stock-based compensation costs for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. We expect to continue to grant stock options in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Income Taxes

We estimate what our effective tax rate will be for the full year and record a quarterly income tax provision in accordance with the anticipated effective annual tax rate. As the year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual process periodically results in a change to our expected effective tax rate for the year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At June 30, 2011, total borrowings were $22.4 million and we had $6.4 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the six months ended June 30, 2011, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

Inflation

Inflationary factors, such as increases in the cost of our product and overhead costs, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Outstanding Orders

We typically receive the bulk of our orders from retailers about three weeks prior to the date the products are to be shipped and from distributors approximately six weeks prior to the date the products are to be shipped. Generally, these orders are not subject to cancellation prior to the date of shipment. As of June 30, 2011, our order backlog was $10.1 million, compared to $10.0 million as June 30, 2010. Retailers regularly request reduced order lead-time, which puts pressure on our supply chain. Our open order book varies by season, with the highest level occurring during the fourth quarter.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Skullcandy, Inc. have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

In March 2011, we received complaints from three employees about improper workplace conduct by Rick Alden, our former CEO. Our board of directors conducted an independent investigation regarding these complaints, discussed the facts and circumstances with the individuals involved, and ultimately determined to settle each complaint for an immaterial amount. In May 2011, we received additional correspondence from one of these individuals alleging that we had breached the settlement agreement and that the settlement agreement was invalid because the individual had made a mistake and had signed under duress. We do not believe these additional assertions have merit and we intend to defend against them vigorously. We also do not believe that the outcome of this claim or any related potential claims could have a material adverse effect on our results of operations or financial condition.

On November 23, 2010, Monster Cable Products, Inc. filed a lawsuit in Utah state court against us and one of our newly hired employees alleging, among other things, misappropriation of trade secrets. We subsequently filed a motion for summary judgment, ruling on which has been postponed pending additional discovery by the parties, which is ongoing. We believe Monster’s claims are without merit and intend to defend against them vigorously.

Additionally, we are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our final prospectus filed with the SEC on July 20, 2011. There have been no material changes to the risks listed in our final prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: August 17, 2011	By:	/s/ JEREMY ANDRUS
Jeremy Andrus
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2011	By:	/s/ MITCH EDWARDS
Mitch Edwards
Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)