Form 10-Q
period 2011-09-30
SKULLCANDY, INC.
filed 2011-11-08
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 4, 2011, 27,228,641 shares of registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(unaudited)

	As of December 31,	As of September 30,	As of September 30,
	2010	2010	2011
Assets
Current assets:
Cash and cash equivalents	$6,462	$2,271	$14,922
Accounts receivable, net	46,676	27,837	34,616
Inventories	22,560	19,547	51,223
Prepaid expenses and other current assets	5,157	3,251	5,684
Deferred taxes	3,711	1,270	2,716

Total current assets	84,566	54,176	109,161
Property and equipment, net	3,967	3,257	6,885
Intangibles	561	283	13,940
Goodwill	—	—	13,492
Deferred financing fees	3,800	3,122	462
Deferred taxes	430	—	—

Total assets	$93,324	$60,838	$143,940

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,456	$9,684	$23,849
Accrued liabilities	15,529	7,701	11,713
Bank line of credit	10,802	11,240	14,174

Total current liabilities	39,787	28,625	49,736
Long term debt	4,104	2,349	—
Long term debt, related party	69,256	43,679	—
Deferred taxes	—	—	2,107
Commitments and contingencies (see note 13)
Redeemable convertible preferred stock	2,534	2,534	—
Stockholders’ deficit:
Common stock	1	1	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	9,197	5,466	117,392
Other comprehensive loss	—	—	(15)
Retained earnings	11,739	21,478	18,018

Total Skullcandy stockholders’ equity (deficit)	(22,357)	(16,349)	92,104
Noncontrolling interests	—	—	(7)
Total stockholders’ equity (deficit)	(22,357)	(16,349)	92,097

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$93,324	$60,838	$143,940

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net sales	$38,493	$60,641	$95,940	$149,056
Cost of goods sold	18,487	31,843	46,629	75,144

Gross profit	20,006	28,798	49,311	73,912
Selling, general and administrative expenses	13,288	20,571	30,206	52,195

Income from operations	6,718	8,227	19,105	21,717
Other expense	3,813	1,734	7,621	1,716
Interest expense	675	334	1,236	1,005
Interest expense—related party	1,775	2,767	5,323	6,384

Income before income taxes and noncontrolling interests	455	3,392	4,925	12,612
Income taxes	1,683	2,440	4,887	6,323

Net income (loss)	(1,228)	952	38	6,289

Net loss attributable to noncontrolling interests	—	7	—	7
Preferred dividends	(8)	—	(22)	(17)

Net income (loss) attributable to Skullcandy, Inc.	$(1,236)	$959	$16	$6,279

Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$(0.09)	$0.04	$0.00	$0.36
Diluted	(0.09)	0.04	0.00	0.28
Weighted average common shares outstanding
Basic	14,068,283	24,427,591	13,954,234	17,664,628
Diluted	14,068,283	26,262,943	19,215,014	22,043,053

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2010	2011
Operating activities
Net income	$38	$6,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452	1,102
Loss on disposal of fixed assets	—	124
Provision for doubtful accounts	867	783
Deferred income taxes	—	565
Noncash interest expense	3,331	6,583
Change in value of derivatives related to stockholder payables	7,607	—
Stock-based compensation expense	1,831	3,491
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	565	11,346
Inventories	(1,690)	(21,205)
Prepaid expenses and other	(2,186)	(1,996)
Accounts payable	4,425	8,244
Income taxes payable	(4,279)	2,244
Accrued liabilities and other current liabilities	556	(4,805)

Net cash provided by operating activities	11,517	12,765
Investing activities
Purchase of property and equipment	(1,690)	(3,516)
Purchase of intangible assets	(35)	—
Business acquisitions	—	(29,462)

Net cash used in investing activities	(1,725)	(32,978)
Financing activities
Net borrowings on bank line of credit	11,237	3,371
Repayment of long-term debt	(20,730)	(46,780)
Proceeds from exercise of stock options	240	1,076
Income tax benefit from stock option exercises	—	902
Proceeds from issuance of common stock, net of issuance costs	—	70,104

Net cash provided by (used in) financing activities	(9,253)	28,673

Net increase in cash and cash equivalents	539	8,460
Cash and cash equivalents, beginning of period	1,732	6,462

Cash and cash equivalents, end of period	$2,271	$14,922

Supplemental cash flow information:
Cash paid for interest	3,700	6,488
Cash paid for income tax	4,772	2,601

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

Skullcandy, Inc., a Delaware corporation (the “Company”), develops and distributes headphones and other audio accessories to retailers throughout the United States and to retailers and distributors in various countries worldwide.

(2) Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2010 and 2011 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011 and cash flows for the nine months ended September 30, 2010 and 2011 are unaudited. The September 30, 2010 balance sheet is presented to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and nine months ended September 30, 2010 and 2011 and cash flows for the nine months ended September 30, 2010 and 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company entered into a joint venture in Mexico on September 19, 2011. The Company has the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its condensed consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to the other noncontrolling partner, have been classified as noncontrolling interests in the accompanying financial statements.

Initial Public Offering

On July 19, 2011, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 4,166,667 shares of common stock at a price of $20 per share. As a result of the IPO, the Company raised a total of $83,333,000 in gross proceeds, or approximately $77,500,000 in net proceeds after deducting underwriting discounts and commissions and before deducting offering expenses. Upon the closing of the IPO, all shares of the Company’s preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, the Company’s convertible note converted into 3,862,124 shares of common stock.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the results of the Mexico joint venture, as noted above. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

Segments

The Company operates in one business segment.

Stock Split

The Company effected a 14 -for-1 stock split of its outstanding common stock on July 14, 2011. All share and per share amounts contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards requiring comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012.

In May 2011, the FASB issued amended standards related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The requirements of these new standards are to be applied prospectively for interim or annual periods beginning after December 15, 2011. The Company does not expect the adoption of these standards to have a material effect on its financial results or disclosures.

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material impact on its financial results.

Reclassifications

Certain minor reclassifications have been made to the prior period balances to conform to the 2011 presentation.

(3) Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income (loss)	$(1,228)	$952	$38	$6,289
Foreign currency translation adjustment	—	(15)	—	(15)

Comprehensive income (loss)	(1,228)	937	$38	$6,274
Comprehensive loss attributable to noncontrolling interests	—	7	—	7

Comprehensive income (loss) attributable to Skullcandy, Inc.	$(1,228)	$944	$38	$6,281

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

(4) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net Sales Customer A	10.5%	*	14.1%	*
Net Sales Customer B	11.9%	*	10.3%	10.7%
Net Sales Customer C	*	*	12.9%	12.4%

*	Indicates less than 10% of net sales for the period

Accounts receivable from customers A, B, and C as of September 30, 2010 and September 30, 2011 were 44.0% and 13.4%, respectively. The Company maintains its cash balances in the aggregate at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Net sales to customers located outside the United States totaled $8,353,000 and $14,595,000 for the three months ended September 30, 2010 and 2011, respectively. Net sales to customers located outside the United States totaled $18,105,000 and $32,486,000 for the nine months ended September 30, 2010 and September 30, 2011, respectively.

(5) Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	December 31, 2010	September 30, 2010	September 30, 2011
Cost:
Leasehold improvements	$1,512	$1,312	$1,691
Furniture and fixtures	1,226	809	2,689
Other equipment	1,171	1,012	2,825
Computer equipment and software	1,029	877	1,611
Vehicles	217	210	137

	5,155	4,220	8,953
Less accumulated depreciation	(1,188)	(963)	(2,068)

Property and equipment, net	$3,967	$3,257	$6,885

(6) Acquisitions

On April 21, 2011, the Company completed its purchase of substantially all assets of Astro Gaming, Inc. for total cash consideration of $10.8 million. Astro Gaming, Inc. is a leader in gaming headphones and is based in San Francisco, CA. The Company paid the purchase price using cash on hand and borrowings of approximately $10.0 million under its credit facility. No cash was acquired in the acquisition. The following table summarizes the identifiable tangible and intangible assets acquired from Astro Gaming, Inc. (in thousands):

Goodwill	$6,805
Trade/brand name	2,200
Net tangible assets acquired	1,832

Total purchase price	$10,837

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

The trade/brand name of $2.2 million has an indefinite life. Goodwill will be amortized over 15 years for tax purposes. Net sales related to Astro Gaming, Inc. were $4.8 million from the date of acquisition through September 30, 2011.

On August 26, 2011, the Company completed its purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB, for $18.6 million. The purchase was made by Skullcandy International GmbH (formerly Skullcandy International AG), a wholly owned subsidiary of Skullcandy, Inc. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The Company paid the purchase price using proceeds from the IPO. No cash was acquired in the acquisition. The allocation of purchase price is not yet finalized and is based on the Company’s estimate of the fair value of the assets acquired and liabilities assumed. The following table summarizes the identifiable tangible and intangible assets acquired from Kungsbacka 57 AB. (in thousands):

Goodwill	$6,687
Non-compete agreements	430
Customer relationships	10,850
Net tangible assets acquired	658

Total purchase price	$18,625

The non-compete agreements are being amortized over a period of three years and the customer relationships are being amortized over a period of ten years. Goodwill is not amortizable for tax purposes. Net sales by Skullcandy International GmbH were $4.4 million from the date of acquisition through September 30, 2011. These acquisitions were not material individually or in the aggregate.

(7) Net Income (Loss) per Share

Basic net income per common share is computed by dividing the net income attributable to Skullcandy, Inc for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of preferred stock, convertible note, unvested restricted stock and stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$(1,236)	$959	$16	$6,279

Denominator
Weighted average common stock outstanding for basic net income per common share	14,068	24,428	13,954	17,665
Effect of dilutive securities—preferred stock	—	930	4,508	3,302
Effect of dilutive securities—warrants, unvested restricted stock and stock options	—	904	753	1,076

Weighted average common shares and dilutive securities outstanding	14,068	26,262	19,215	22,043

For the three months ended September 30, 2010, 10,959,102 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three months ended September 30, 2011, 1,462,790 shares subject to stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2010, 3,862,124 shares subject to the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the nine months ended September 30, 2011, 1,462,790 shares subject to stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

(8) Stock Repurchases

On November 28, 2008, the Company entered into a securities purchase and redemption agreement with Goode Skullcandy Holdings LLC (“Goode”), pursuant to which it sold to Goode 1,358 shares of its series C preferred stock for $129.63 per share and issued Goode a convertible note in an aggregate principal amount of $29,824,000. The principal purpose of the transaction was to raise additional capital that could be used to provide liquidity to existing stockholders of the Company by repurchasing a portion of their securities. To that end, the securities purchase and redemption agreement also provided that the Company would repurchase certain securities from its existing stockholders, subject to certain conditions including approval of the Company’s board of directors. The offer to repurchase securities was offered to all of the Company’s then existing stockholders, approximately 98% of which elected to participate.

In January 2009, the board of directors approved the repurchase transaction contemplated by the securities purchase and redemption agreement. The transaction closed in February 2009 resulting in the Company’s repurchase of 4,826,402 shares of common stock, 73,289 shares of Series A preferred stock and 6,255 shares of Series B preferred stock from existing stockholders for an aggregate purchase price of $55,168,000. The purchase price consisted of $30,000,000 in cash, which funds were obtained from the convertible note issued in November 2008 and the issuance of 1,358 shares of Series C preferred stock for $129.63 per share, $168,000 from the exercise of options to purchase common stock, and $25,000,000 in the form of an unsecured, subordinated promissory note payable pro-rata to stockholders participating in the transaction. This note bore interest at 11% per annum and was set to mature in February 2013. The excess of the repurchase price over the fair market value of the common stock was accounted for as the cost of treasury stock following the guidance of ASC 505-30, Treasury Stock, since no stated or unstated consideration was received by the Company in addition to the shares that were redeemed. The excess of the repurchase price over the fair market value of the common stock redeemed from employers that had previously obtained those shares pursuant to a compensatory arrangement was accounted for as compensation expense following the guidance in ASC 718, Stock Compensation.

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

Pursuant to the securities purchase and redemption agreement, three contingent payments of additional consideration were to be made. At the time the securities purchase and redemption agreement was entered into, these contingent payments were to be made within ten days following a qualified initial public offering or other liquidation event, as defined in the agreement.

The amount of the first contingent payment (ranging from $0 to $17,500,000 in the aggregate) was payable to participants in the management incentive plan based on the compound internal rate of return realized by a significant investor in the Company. In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the management incentive plan bonus and issued unsecured promissory notes in the amount of $16,500,000. See Note 9 for additional details related to the promissory notes issued in connection with the management incentive plan.

The amount of the second contingent payment (ranging from $0 to $17,500,000 in the aggregate) was payable to stockholders who redeemed securities in February 2009 and was based on the compound internal rate of return realized by a significant investor in the Company.

During 2009 and 2010, the Company accounted for a portion of the second contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. Based on management’s expectation that the probability of meeting the stated contingencies was remote at the time of issuance, the initial value of the derivative was deemed to be immaterial. As of September 30, 2010, the derivative liability was estimated to be $6,112,000.

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the second contingent payment and fixed the amount payable at $17,500,000. As such, this payment was no longer accounted for a derivative as of December 31, 2010. Because this obligation has a stated term and no stated interest rate, it was recorded at its net present value of

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

$15,109,000 in the accompanying balance sheet as of December 31, 2010 using an implied interest rate of 5%. As of July 19, 2011, when the Company’s IPO became effective, the amount payable was accreted to its stated value of $17,500,000 and was paid on July 29, 2011 from the proceeds of the Company’s IPO.

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

During 2010 and the nine months ended September 30, 2011, the Company accounted for a portion of the third contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. The estimated fair value of the derivative related to the third contingent payment was approximately $2,391,000 and $1,495,000 as of December 31, 2010 and September 30, 2010, respectively. The amount became fixed at $3,783,000 in connection with the IPO and was paid on July 29, 2011.

(9) Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured by substantially all the assets of the Company. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At December 31, 2010 and September 30, 2011, total borrowings under the credit facility were $10,802,000 and $14,174,000, respectively. At September 30, 2011, the Company had $14,339,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the credit facility does not exceed $50,000,000. As of September 30, 2011, the credit facility carried an interest rate of 4.75%. At September 30, 2011, the Company was in compliance with all financial covenants, with the exception of exceeding the allowable capital expenditure limit of $1,000,000. On October 25, 2011, the Company entered into a first amendment and waiver to revolving credit and security agreement, or the amendment. The amendment increased the amount of allowable annual capital expenditures to $6,000,000.

Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31, 2010	September 30, 2010	September 30, 2011
Convertible note, related party	$32,036	$31,079	$—
Promissory notes, related party	22,781	6,300	—
Promissory notes	1,043	1,042	—
Stockholder payable, related party	12,513	—	—
Stockholder payable	2,596	—	—
Derivative liability	2,391	7,607	—

	$73,360	$46,028	$—

In November 2008, the Company issued a convertible note in the amount of $29,824,000 in connection with the securities purchase and redemption agreement. This note was convertible at a price of $7.72 per share into 3,862,124 common shares of the Company at any time before the maturity of the note on November 28, 2013. The note was secured by a second lien on substantially all of the Company’s assets and carried interest at a rate of 15% per annum, 5% of which was paid in cash and 10% of which was accrued and added to the principal balance of the note on a quarterly basis. Accrued interest of $3,573,000 is reflected in the principal balance of the convertible note as of December 31, 2010. Simultaneously

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

with the consummation of a qualified initial public offering, the Company had the option to require the holder to either, at the holder’s option exercise its conversion right or accept the principal amount plus all accrued and unpaid interest as payment in full. The convertible note was subordinated to the Company’s credit facility. In connection with the issuance of the convertible note, the Company entered into an advisory agreement with the note holder, which required payments of $150,000 per year during the term of the note. The holder of the convertible note delivered executed notices to the Company exercising its option to have the convertible note converted into common stock immediately prior to the consummation of the IPO. Upon the closing of the IPO, the convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5,575,000 was repaid.

In February 2009, the Company issued an unsecured subordinated promissory note in the aggregate amount of $25,000,000 to repurchase shares from existing stockholders pursuant to the securities purchase and redemption agreement. The note bore interest at a rate of 11% per annum and was set to mature on February 3, 2013. Amounts outstanding as of December 31, 2010 totaled $7,323,000. The unsecured subordinated promissory note was subordinated to the credit facility and the convertible note. The note was repaid on July 29, 2011 from the proceeds of the IPO.

In December 2010, the Company issued unsecured subordinated promissory notes in the amount of $16,500,000 in connection with the management incentive plan bonus. The notes bore interest at a rate of 3.3% per annum and were set to mature on the earlier of December 31, 2012, the tenth business day following a qualified initial public offering, the tenth business day following a sale of a majority ownership interest in the Company, or upon the occurrence of certain events of default. Additionally, the Company recorded $1,000,000 in accrued liabilities for amounts to be paid to various other employees not participating in the management incentive plan bonus. In January 2011, the Company repaid $7,161,000 of the principal balances of the notes. The outstanding principal of the balance of $9,339,000 was paid on July 29, 2011 from the proceeds of the IPO.

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the additional stockholder payment of $17,500,000. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value in the accompanying balance sheet as of December 31, 2010 using an implied interest rate of 5%. The Company paid the $17,500,000 on July 29, 2011 from the proceeds of the IPO.

Included in the table above, are derivative liabilities that were recorded as derivatives due to the variability in the potential amounts payable (see Note 8 for a further description). The estimated fair value of these derivatives were approximately $2,391,000 and $7,607,000 as of December 31, 2010 and September 30, 2010.

(10) Stock-Based Compensation

The Company has a stock option plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock to selected officers, other key employees, directors and consultants. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The Company recorded $612,000 and $1,835,000 in stock-based compensation for the three months ended September 30, 2010 and 2011, respectively. The Company recorded $1,831,000 and $3,491,000 in stock-based compensation for the nine months ended September 30, 2010 and 2011, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The fair value of stock options granted during the nine months ended September 30, 2011 was estimated at the date of grant using the Black-Scholes-Merton valuation method with the following assumptions:

Nine Months Ended September 30, 2011
Fair value of options granted	$8.60
Risk-free interest rate	2.29%
Expected term (in years)	7.0
Expected dividend yield	0%
Expected volatility	39.5%

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

The following table summarizes stock option activity under the Company’s stock option plans for the nine months ended September 30, 2011:

	Options Outstanding	Price Range	Weighted- Average Price
Balance at December 31, 2010	3,350,228	$0.30 – 11.99	$7.97
Granted	1,847,540	16.00 – 20.00	19.91
Exercised	(507,547)	0.30 – 10.32	2.12
Forfeited	(189,941)	1.85 – 20.00	14.34

Balance at September 30, 2011	4,500,280	$0.30 – 20.00	$13.00

Exercisable at September 30, 2011	1,487,786	$0.30 – 19.99	$7.89

The unrecognized compensation cost of stock options and restricted stock as of December 31, 2010 and September 30, 2011 was $8,076,000 and $18,960,000, respectively, which is expected to be recognized over the weighted average remaining vesting period of 3.07 and 3.21 years, respectively.

(11) Income Taxes

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

Income tax expense for the three months ended September 30, 2010 and 2011 was $1,683,000 and $2,440,000, respectively, or approximately 369.9% and 71.8% of pre-tax income. Income tax expense for the nine months ended September 30, 2010 and 2011 was $4,887,000 and $6,323,000, respectively, or approximately 99.2% and 50.1% of pre-tax income. The decrease in the effective income tax rate for both periods is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second contingent payment and third contingent payment pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes.

The effective tax rate for the three and nine months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to incentive stock options and expenses incurred during the third quarter related to the IPO that were not deductible for tax purposes. The amounts incurred that were not tax deductible consisted of a $2,199,000 expense related to the second contingent payment pursuant to the securities purchase and redemption agreement and a $1,392,000 expense related to the third contingent payment pursuant to the securities purchase and redemption agreement that were recorded in connection with the completion of the IPO.

As of December 31, 2010 and September 30, 2011, the Company had $0 and $134,000, respectively of uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S. and state income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state tax returns are not currently under examination.

(12) Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows (in thousands):

Warranty Accrual
Balance at December 31, 2010	$698
Warranty Claims	(993)
Warranty Costs Accrued	1,474

Balance at September 30, 2011	$1,179

(13) Commitments and Contingencies

In December 2010, in recognition of the likelihood that the bonus pool under the previously existing management incentive plan would ultimately be funded at the maximum level, the Company determined to pay out the bonus pool on December 31, 2010 and to recognize the associated compensation expense at that time. Accordingly, on December 31, 2010, the Company issued subordinated promissory notes, or the 2010 notes, to each of the participants in the management incentive plan in an aggregate principal amount of $16,500,000. As of June 30, 2011, the outstanding balance on the notes totaled $9,339,000. The $9,339,000 was paid on July 29, 2011. The Company determined to retain $1,000,000 of the amount initially allocated to the management incentive plan to be allocated to various non-participating employees which was paid by September 30, 2011.

In connection with the issuance of the 2010 notes, the Company amended the securities purchase and redemption agreement to fix the contingent payment to selling security holders based upon a compound interest rate of return at $17,500,000 and to provide that such amount would be paid to the selling security holders on the earlier of December 31, 2013, ten business days following the consummation of a qualified initial public offering or ten business days following a sale of a majority ownership interest in the Company. The $17,500,000 was paid on July 29, 2011. As described in Notes 8 and 9, a portion of the other contingent amount payable to stockholders was accounted for as a derivative. The fair value of the amount payable to stockholders was estimated to be $2,391,000 and $1,495,000 as of December 31, 2010 and September 30, 2010, respectively. As of July 19, 2011, when the Company’s qualified initial public offering became effective, the fair value of the derivative related to the contingent amount payable to stockholders was $3,783,000 and was paid on July 29, 2011.

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

(14) Subsequent Events

On October 25, 2011, the Company entered into a first amendment and waiver to revolving credit and security agreement, or the amendment. As of September 30, 2011, the Company had exceeded the maximum allowable annual capital expenditures amount of $1,000,000 under its credit facility. The amendment increases the amount of allowable capital expenditures to $6,000,000 annually. Under the amendment, the Company may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.00% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows the Company to enter into foreign currency contracts with the lenders to hedge its foreign currency risk.

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

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our final prospectus dated July 19, 2011, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

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

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in more than 70 other countries around the world, with international sales representing approximately 18.9% and 21.8% of our net sales in the nine months ended September 30, 2010 and 2011, respectively. Sales to our former European distributor, 57 North, represented more than 10% of our net sales for the nine months ended September 30, 2011. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North in order to take direct control of our European business. We also offer products through our websites, with online sales representing approximately 3.5% and 9.1% of our net sales for the nine months ended September 30, 2010 and 2011, respectively.

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

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. Target and Best Buy each accounted for more than 10% of our net sales in 2010. Best Buy continued to account for more than 10% of our net sales for the nine months ended September 30, 2011. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. We rely primarily on two key manufacturers in China, Antonio Precise Products Manufactory and Guangzhou Sun Young Electronics Company, for substantially all of our products. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. For a more complete discussion of the risks facing our business, please see “Risk Factors” in Part II of this quarterly report and in our final prospectus dated July 19, 2011.

On April 21, 2011, we completed the purchase of substantially all the assets of Astro Gaming, Inc. for $10.8 million. Astro Gaming, Inc. is a leader in gaming headphones based in San Francisco, California. We paid the purchase price using cash on hand and borrowings of approximately $10.0 million under our credit facility.

In July 2011, we completed an initial public offering of common stock, or IPO, in which we issued and sold 4,166,667 shares of common stock at a price of $20 per share, less underwriting discounts and commissions. Certain of our stockholders also sold 5,275,026 shares in the IPO at a price of $20 per share. We did not receive any of the proceeds from the sale of stock by our stockholders. As a result of the IPO, we raised approximately $77.5 million, net of underwriting discounts and commissions and before offering expenses. Simultaneously with the IPO, all shares of our preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, our convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5.6 million was repaid. We used a portion of the proceeds from the IPO to repay the outstanding balance on our unsecured subordinated promissory of $7.3 million, the outstanding balance on our unsecured subordinated promissory note issued in connection with the management incentive bonus of $9.3 million, the additional stockholder payment of $17.5 million relating to obligations under our securities purchase and redemption agreement and the contingent amount payable to stockholders of $3.8 million.

On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. We paid the purchase price using proceeds from the IPO.

Basis of Presentation

Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy brand name. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. Domestic net sales are derived primarily from sales to our retailers, while our international net sales are primarily attributable to sales to our retailers and distributors.

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

Our selling, general and administrative expenses consist primarily of wages and related payroll and employee benefit expenses, including stock-based compensation, marketing and advertising expense, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation and amortization, and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising, brand building fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, DJs, musicians and artists. We expect our selling, general and administrative expenses to increase in absolute dollars as we hire additional personnel and incur increased costs related to the growth of our business and our operation as a public company.

Results of Operations

The following table sets forth selected items in our statements of operations in dollars (in thousands) and as a percentage of net sales for the periods presented:

	$149,056	$149,056	$149,056	$149,056	$149,056	$149,056	$149,056	$149,056
	Three months ended September 30,				Nine months ended September 30,
	2010		2011		2010		2011
Net sales	$38,493	100.0%	$60,641	100.0%	$95,940	100.0%	$149,056	100.0%
Cost of goods sold	18,487	48.0	31,843	52.5	46,629	48.6	75,144	50.4

Gross profit	20,006	52.0	28,798	47.5	49,311	51.4	73,912	49.6
Selling, general and administrative expenses	13,288	34.5	20,571	33.9	30,206	31.5	52,195	35.0

Income from operations	6,718	17.5	8,227	13.6	19,105	19.9	21,717	14.6
Other expense	3,813	9.9	1,734	2.9	7,621	7.9	1,716	1.2
Interest expense	2,450	6.4	3,101	5.1	6,559	6.8	7,389	5.0

Income before income taxes and noncontrolling interests	455	1.2	3,392	5.6	4,925	5.1	12,612	8.5
Income taxes	1,683	4.4	2,440	4.0	4,887	5.1	6,323	4.2

Net income (loss)	$(1,228)	(3.2)	$952	1.6	$38	0.0	$6,289	4.2

Noncontrolling interests	—	—	7	0.0	—	—	7	0.0
Preferred dividends	(8)	0.0	—	—	(22)	0.0	(17)	0.0

Net income (loss) attributable to Skullcandy, Inc.	$(1,236)	(3.2)%	$959	1.6%	$16	0.0%	$6,279	4.2%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales

Net sales increased $22.1 million, or 57.5%, to $60.6 million for the three months ended September 30, 2011 from $38.5 million for the three months ended September 30, 2010.

Domestic net sales increased $10.8 million, or 37.2%, to $39.8 million, or 65.7% of our net sales for the three months ended September 30, 2011 from $29.0 million, or 75.3% of our net sales for the three months ended September 30, 2010. This increase primarily reflects increased volumes to existing retailers and the addition of new retailers.

International net sales, which consist primarily of net sales in Europe and Canada, increased $6.3 million, or 75.9%, to $14.6 million, or 24.1% of our net sales for the three months ended September 30, 2011 from $8.3 million, or 21.6% of our net sales for the three months ended September 30, 2010. This increase was primarily attributable to a $4.5 million increase in net sales in Europe. An arbitration hearing with 57 North, our previous exclusive European distributor, resulted in a decrease in net sales in Europe in 2010. The arbitration was resolved in the third quarter of 2010. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. As part of the acquisition, we acquired certain key employees and customer lists. Net sales by Skullcandy International GmbH from the date of acquisition through September 30, 2011 were $4.4 million. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. We paid the purchase price using net proceeds from the IPO.

Online net sales increased $5.0 million, or 416.7%, to $6.2 million, or 10.2% of our net sales for the three months ended September 30, 2011 from $1.2 million, or 3.1% of our net sales for the three months ended September 30, 2010. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011 which sells products through the site astrogaming.com. Net sales related to Astro Gaming, Inc. were $2.9 million for the three months ended September 30, 2011.

In the third quarter of 2011, the company began separating online net sales from domestic net sales for reporting purposes. On a combined basis, domestic net sales and online net sales increased 52.3% to $46.0 million for the three months ended September 30, 2011.

Gross Profit

Gross profit increased $8.8 million, or 43.9%, to $28.8 million for the three months ended September 30, 2011 from $20.0 million for the three months ended September 30, 2010. Gross profit as a percentage of net sales, or gross margin, was

47.5% for the three months ended September 30, 2011 compared to 52.0% for the three months ended September 30, 2010. The decrease in gross margin is partially due to the sale of Astro Gaming, Inc. inventory that was recorded at fair value under the acquisition method of accounting. Excluding the $0.5 million increase in cost of goods sold related to the step-up in fair value of Astro Gaming Inc. inventory in purchase accounting, gross margin would have been 48.3%. In addition, we have experienced lower gross margins on our direct business in Europe from the date of our Kungsbacka 57 AB acquisition through September 30, 2011 as a result of inventory that was recorded at fair value under the acquisition method of accounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.3 million, or 54.8%, to $20.6 million for the three months ended September 30, 2011 from $13.3 million for the three months ended September 30, 2010. This increase was primarily the result of $4.2 million in increased payroll related expenses and benefits due to an increased employee headcount to support planned growth and $1.3 million in increased marketing expenses primarily related to in-store advertising, in-store displays, trade show attendance, event and athlete sponsorships and promotional products. As a percentage of net sales, selling, general and administrative expenses decreased 0.6 percentage points to 33.9% for the three months ended September 30, 2011 from 34.5% for the three months ended September 30, 2010.

Income from Operations

As a result of the factors above, income from operations increased $1.5 million, or 22.5%, to $8.2 million for the three months ended September 30, 2011 from $6.7 million for the three months ended September 30, 2010. Income from operations as a percentage of net sales decreased 3.9 percentage points to 13.6% for the three months ended September 30, 2011 from 17.5% for the three months ended September 30, 2010.

Other Expense

Other expense decreased $2.1 million, or 54.5%, to $1.7 million for the three months ended September 30, 2011 from $3.8 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010 and June 30, 2011. The amount became fixed at $3.8 million upon the consummation of our IPO and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011. For the three months ended September 30, 2010, other expense consisted primarily of a $3.8 million expense related to a derivative liability associated with the second and third contingent payments paid pursuant to the securities purchase and redemption agreement. The liability was recorded as a derivative due to the variability in the potential amount payable.

Interest Expense

Interest expense increased $0.7 million to $3.1 million for the three months ended September 30, 2011 from $2.5 million for the three months ended September 30, 2010. The higher expense for the three months ended September 30, 2011 was due to an expense of $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred upon the consummation of our IPO. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15.1 million as of December 31, 2010 using an implied interest rate of 5%. The obligation was $15.4 million as of June 30, 2011. As of July 19, 2011, when the IPO became effective, the amount payable was accreted to its stated value of $17.5 million and the additional $2.2 million was recognized as interest expense. The amount payable was paid on July 29, 2011 from the proceeds of the IPO. Total borrowings on the credit facility at September 30, 2011 were $14.2 million compared to $11.2 million at September 30, 2010.

The second and third contingent payments paid pursuant to the securities purchase and redemption agreement, were paid in connection with the completion of our IPO. There will be no expenses associated with the securities purchase and redemption agreement in the future.

Income Taxes

Income taxes were $2.4 million for the three months ended September 30, 2011 compared to $1.7 million for the three months ended September 30, 2010. Our effective tax rate for the three months ended September 30, 2011 and September 30, 2010 was 71.8% and 369.9%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second contingent payment and third contingent payment pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes. The effective tax rate for the three months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to incentive stock options and expenses incurred during the third quarter related to the IPO that were not deductible for tax purposes. The amounts incurred that were not tax deductible consisted of a $2.2 million expense related to the second contingent payment pursuant to the securities purchase and redemption agreement and a $1.4 million expense related to the third contingent payment pursuant to the securities purchase and redemption agreement that were incurred in connection with the IPO.

Net Income (loss)

As a result of the factors above, net income increased $2.2 million, or 177.5%, to $1.0 million for the three months ended September 30, 2011 compared to a net loss of $1.2 million for the three months ended September 30, 2010.

Noncontrolling Interest

Noncontrolling interest for the three months ended September 30, 2011 consists of losses from our Mexico joint venture that are attributable to the other partner in the joint venture.

Preferred Dividends

Preferred dividends were immaterial for the three months ended September 30, 2011 and 2010.

Net Income (Loss) Attributable to Skullcandy, Inc.

As a result of the factors above, net income (loss) attributable to Skullcandy, Inc. increased $2.2 million, or 177.6%, to $1.0 million for the three months ended September 30, 2011 compared to a net loss of $1.2 million for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales

Net sales increased $53.1 million, or 55.4%, to $149.1 million for the nine months ended September 30, 2011 from $95.9 million for the nine months ended September 30, 2010.

Domestic net sales increased $28.6 million, or 38.4%, to $103.0 million, or 69.1% of our net sales for the nine months ended September 30, 2011 from $74.4 million, or 77.6% of our net sales for the nine months ended September 30, 2010. This increase primarily reflects increased volumes to existing retailers and the addition of new retailers.

International net sales, which consist primarily of net sales in Europe and Canada, increased $14.4 million, or 79.6%, to $32.5 million, or 21.8% of our net sales for the nine months ended September 30, 2011 from $18.1 million, or 18.9% of our net sales for the nine months ended September 30, 2010. This increase was primarily attributable to a $10.5 million increase in net sales in Europe. An arbitration hearing with 57 North, our previous exclusive European distributor, resulted in a decrease in net sales in Europe in 2010. The arbitration was resolved in the third quarter of 2010.

Online net sales increased $10.2 million, or 300.0%, to $13.6 million, or 9.1% of our net sales for the nine months ended September 30, 2011 from $3.4 million, or 3.5% of our net sales for the nine months ended September 30, 2010. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011 which sells products through the site astrogaming.com. Net sales related to Astro Gaming, Inc. from April 21, 2011 through September 30, 2011 were $4.8 million.

In the third quarter of 2011, the company began separating online net sales from domestic net sales for reporting purposes. On a combined basis, domestic net sales and online net sales increased 49.9% to $116.6 million for the nine months ended September 30, 2011.

Gross Profit

Gross profit increased $24.6 million, or 49.9%, to $73.9 million for the nine months ended September 30, 2011 from $49.3 million for the nine months ended September 30, 2010. Gross profit as a percentage of net sales, or gross margin, decreased 1.8 percentage points to 49.6% for the nine months ended September 30, 2011 from 51.4% for the nine months ended September 30, 2010. The decrease in gross margin is partially due to the sale of inventory that was recorded at fair value under the acquisition method of accounting. Excluding the $0.5 million increase in cost of goods sold related to the step-up in fair value of inventory in purchase accounting, gross margin would have been 49.9%. In addition, we have experienced lower gross margins on our direct business in Europe from August 26, 2011 through September 30, 2011 as a result of inventory that was recorded at fair value under the acquisition method of accounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $22.0 million, or 72.8%, to $52.2 million for the nine months ended September 30, 2011 from $30.2 million for the nine months ended September 30, 2010. This increase was primarily the result of $10.3 million in increased payroll related expenses due to an increased employee headcount to support planned growth and $6.1 million in increased marketing expenses primarily related to in-store advertising, in-store displays, trade show attendance, event and athlete sponsorships and promotional products. As a percentage of net sales, selling, general and administrative expenses increased 3.5 percentage points to 35.0% for the nine months ended September 30, 2011 from 31.5% for the nine months ended September 30, 2010.

Income from Operations

As a result of the factors above, income from operations increased $2.6 million, or 13.7%, to $21.7 million for the nine months ended September 30, 2011 from $19.1 million for the nine months ended September 30, 2010. Income from operations as a percentage of net sales decreased 5.3 percentage points to 14.6% for the nine months ended September 30, 2011 from 19.9% for the nine months ended September 30, 2010.

Other Expense

Other expense decreased $5.9 million, or 77.5%, to $1.7 million for the nine months ended September 30, 2011 from $7.6 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010 and June 30, 2011. The amount became fixed at $3.8 million upon the consummation of our IPO and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011. For the nine months ended September 30, 2010, other expense consisted primarily of a $7.6 million expense related to a derivative liability associated with the second and third contingent payments pursuant paid to the securities purchase and redemption agreement. The liability was recorded as a derivative due to the variability in the potential amount payable.

Interest Expense

Interest expense increased $0.8 million to $7.4 million for the nine months ended September 30, 2011 from $6.6 million for the nine months ended September 30, 2010. The higher expense for the nine months ended September 30, 2011 was partially due to an expense of $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred in connection with the IPO. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15.1 million as of December 31, 2010 using an implied interest rate of 5%. The obligation was $15.4 million as of June 30, 2011. As of July 19, 2011, when the IPO became effective, the amount payable was accreted to its stated value of $17.5 million and the additional $2.2 million was recognized as interest expense. The amount payable was paid on July 29, 2011. This increase was offset by lower interest expense related to long term debt as all long term debt was paid with the IPO proceeds or converted to equity.

The second and third contingent payments paid pursuant to the securities purchase and redemption agreement, were paid in connection with the completion of our IPO. There will be no expenses associated with the securities purchase and redemption agreement in the future.

Income Taxes

Income taxes were $6.3 million for the nine months ended September 30, 2011 compared to $4.9 million for the nine months ended September 30, 2010. Our effective tax rate for the nine months ended September 30, 2011 and September 30, 2010 was 50.1% and 99.2%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second contingent payment and third contingent payment pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes. The effective tax rate for the nine months ended September 30, 2011 differs from the U.S. federal statutory rate of 35% primarily due to incentive stock options and expenses incurred during the third quarter related to the IPO that were not deductible for tax purposes. The amounts incurred that were not tax deductible consisted of a $2.2 million expense related to the second contingent payment pursuant to the securities purchase and redemption agreement and a $1.4 million expense related to the third contingent payment pursuant to the securities purchase and redemption agreement that were incurred in connection with the IPO.

Net Income

As a result of the factors above, net income increased $6.3 million to $6.3 million for the nine months ended September 30, 2011 compared to net income of $38,000 for the nine months ended September 30, 2010.

Noncontrolling Interest

Noncontrolling interest for the nine months ended September 30, 2011 consists of losses from our Mexico joint venture that are attributable to the other partner in the joint venture.

Preferred Dividends

Preferred dividends were immaterial for the nine months ended September 30, 2011 and 2010.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. increased $6.3 million to $6.3 million for the three months ended September 30, 2011 compared to $16,000 for the nine months ended September 30, 2010.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Nine months ended September 30,
	2010	2011
Cash and cash equivalents at beginning of period	$1,732	$6,462
Net cash provided by operating activities	11,517	12,765
Net cash used in investing activities	(1,725)	(32,978)
Net cash provided by (used in) financing activities	(9,253)	28,673

Cash and cash equivalents at end of period	$2,271	$14,922

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation expense, loss on disposal of fixed assets, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities. For the nine months ended September 30, 2011, net cash provided by operating activities was $12.8 million and consisted of net income of $6.3 million plus $12.7 million for non-cash items, less $6.2 million for working capital and other activities, net of effects of business acquisitions. Working capital and other activities consisted primarily of a decrease in accounts receivable of $11.3 million, an increase in accounts payable of $8.2 million and taxes payable of $2.2 million, offset by increases in inventory of $21.2 million and prepaid expenses and other of $2.0 million and decreases in accrued liabilities and other current liabilities of $4.8 million.

For the nine months ended September 30, 2010, net cash provided by operating activities was $11.5 million and consisted of net income of $38,000 plus $14.1 million for non-cash items, less $2.6 million for working capital and other activities. Working capital and other activities consisted primarily of decreases in accounts receivable of $0.6 million, an increase in accounts payable of $4.4 million and an increase in accrued liabilities and other current liabilities of $0.6 million, partially offset by an increase in inventories of $1.7 million, an increase in prepaid expenses and other of $2.2 million and an increase in income taxes payable of $4.3 million.

Net Cash Used in Investing Activities. For the nine months ended September 30, 2011, net cash used in investing activities consisted mostly of $3.5 million for capital expenditures, $10.8 million for the acquisition of Astro Gaming, Inc. and $18.6 million for the acquisition of Kungsbacka 57 AB. For the nine months ended September 30, 2010, net cash used in investing activities consisted mostly of capital expenditures of $1.7 million.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities was $28.7 million for the nine months ended September 30, 2011 and consisted of proceeds from issuance of common stock, net of issuance costs, of $70.1 million, repayments of long term debt of $46.8 million, net borrowings on our bank line of credit of $3.4 million, proceeds from exercise of stock options of $1.1 million and the related income tax benefit of $0.9 million. Net cash used in financing activities was $9.3 million for the nine months ended September 30, 2010, which primarily resulted from borrowing and payments on the bank line of credit of $11.2 million and repayments of long-term debt of $20.7 million.

We believe that our cash, cash flow from operating activities, available borrowings under our credit facility and the net proceeds from our recently completed IPO will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

In December 2010, in recognition of the likelihood that the bonus pool under our previously existing management incentive plan would ultimately be funded at the maximum level based on our IPO, our board of directors determined to pay out the bonus pool on December 31, 2010 and to recognize the associated compensation expense at that time. Accordingly, on December 31, 2010, we issued subordinated promissory notes, which we refer to as the 2010 notes, to each of the participants in the management incentive plan in an aggregate principal amount of $16.5 million. Upon issuance of the 2010 notes, each recipient was entitled to an immediate payment in an amount sufficient to satisfy all tax obligations of the recipient arising in connection with the issuance of the 2010 notes. The 2010 notes bore interest at a rate of 3.3% per annum, with all unpaid principal and interest amounts payable on the earlier of December 31, 2012, the tenth business day following a qualified initial public offering, the tenth business day following a sale of a majority ownership interest in us or upon the occurrence of certain events of default. In connection with the issuance of the 2010 notes, the management incentive plan was terminated. Concurrent with the issuance of the 2010 notes, we also amended our securities purchase and redemption agreement. The 2010 notes were paid in full on July 29, 2011 from the proceeds of the IPO.

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At September 30, 2011 total borrowings were $14.2 million and we had $14.3 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.50% or (ii) Eurodollar Rate (as defined in the credit facility) plus 3.0%. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At September 30, 2011, the Company was in compliance with all financial covenants, with the exception of the maximum allowable capital expenditures.

On October 25, 2011, the Company entered into a first amendment and waiver to revolving credit and security agreement (the amendment). As of September 30, 2011, the Company had exceeded the maximum allowable annual capital expenditure amount of $1.0 million under its credit facility. The amendment increases the amount of allowable capital expenditures to $6.0 million annually. Under the amendment, the Company may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.00% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows the Company to enter into foreign currency agreements with the lenders to hedge its foreign currency risk through derivatives.

In February 2009, we issued an unsecured subordinated promissory note, which we refer to as the 2009 note, in aggregate principal amount of $25.0 million to certain of our stockholders. The note bore interest at 11% per annum and was set to mature on February 3, 2013. The principal balance outstanding on the 2009 note of $7.3 million was paid in full on July 29, 2011 from the proceeds of the IPO. In November 2008, we issued a convertible note in the amount of $29.8 million to Goode Skullcandy Holdings, or Goode. Goode had the option to convert the note, subject to certain adjustments, into 3,862,124 shares of our common stock at any time before the maturity of the convertible note on November 28, 2013. Simultaneously with the consummation of a qualified initial public offering, we had the option to require the holders to exercise their conversion right or, in the alternative, accept the principal amount plus all accrued and unpaid interest in full. In connection with the IPO, the holders agreed to convert the convertible note into shares of our common stock. Upon the closing of the IPO, our convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5.6 million was repaid on July 28, 2011.

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

Revenue Recognition and Sales Returns and Allowances

Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain international customers. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition. We have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.

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

Inventories

We value inventories at the lower of the cost or the current estimated market value of the inventory. As of December 31, 2010 and September 30, 2011, substantially all of the inventory was comprised of finished goods. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

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

Goodwill and other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but rather tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We evaluate our goodwill for impairment annually in the fourth quarter or when indicators of impairment exist. Impairment is recognized when the carrying value of goodwill exceeds the fair value of the reporting unit. Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. Intangible assets include the costs of obtaining and registering trademarks and domain names in the United States and internationally. All of our intangible assets have no identifiable useful lives and no amortization is taken on these assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At September 30, 2011, total borrowings were $14.2 million and we had $14.3 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the nine months ended September 30, 2011, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Securities Exchange Act of 1934, as amended, reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On November 23, 2010, Monster Cable Products, Inc. filed a lawsuit in Utah state court against us and one of our newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. We subsequently filed a motion for summary judgment, a ruling on which has been postponed pending additional discovery by the parties, which is ongoing. We believe Monster’s claims are without merit and intend to defend against them vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

We expect to hold our 2012 annual meeting of stockholders, our first annual meeting as a public company, in June 2012. Stockholders interested in submitting a proposal for consideration at our 2012 annual meeting must do so by sending such proposal to our corporate secretary at Skullcandy, Inc., 1441 Ute. Blvd. Suite 250, Park City, Utah, 84098 Attention: General Counsel. Under the Securities and Exchange Commission’s proxy rules, we have set the deadline for submission of proposals to be included in our proxy materials for the 2012 annual meeting as January 27, 2012, which we believe is a reasonable time before we will begin to print and send our proxy materials for the 2012 annual meeting. Accordingly, in order for a stockholder proposal to be considered for inclusion in our proxy materials for the 2012 annual meeting, any such stockholder proposal must be received by our Corporate Secretary on or before January 27, 2012, and comply with the procedures and requirements set forth in Rule 14a-8 under the Securities Exchange Act of 1934, as well as the applicable requirements of our Amended and Restated By Laws. Any stockholder proposal received after January 27, 2012 will be considered untimely, and will not be included in our proxy materials. In addition, stockholders interested in submitting a proposal outside of Rule 14a-8 must properly submit such a proposal in accordance with our Amended and Restated By Laws, between February 1, 2012 and March 2, 2012. Proposals submitted outside of these dates will be considered untimely and not properly brought before the annual meeting.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: November 8, 2011	By:	/s/ JEREMY ANDRUS
Jeremy Andrus
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2011	By:	/s/ MITCH EDWARDS
Mitch Edwards
Chief Financial Officer and General Counsel
(Principal Financial and Accounting Officer)