Form 10-K
period 2011-12-31
SKULLCANDY, INC.
filed 2012-03-23
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35240

SKULLCANDY, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-2362196
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1441 West Ute Boulevard, Suite 250 Park City, Utah	84098
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (435) 940-1545

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on the NASDAQ Global Market on July 20, 2011. As of December 31, 2011, the aggregate value of the registrants common stock held by non-affiliates was approximately $287,322,306.

As of March 21, 2012, there were 27,334,786 shares of the registrant’s common stock, par value $0.0001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SKULLCANDY, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2011

PART I

Item 1.	Business

Overview

Skullcandy became the world’s most distinct audiobrand by bringing color, character and performance to an otherwise monochromatic space; revolutionizing the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. From the award-winning, optic-inspired Roc Nation Aviator headphones to the evolutionary fitting FIX earbuds and a roster of the world’s finest athletes, musicians and artists, Skullcandy continues to redefine world-class audio performance and style. The Skullcandy name and distinctive logo have rapidly become icons and contributed to our leading market position, robust net sales growth and strong profitability and return on our invested capital. We increased our net sales from $9.1 million in 2006 to $232.5 million in 2011, representing a compound annual growth rate of approximately 91%.

We are a company founded on innovation. We redefined the headphone market by fusing bold color schemes, loud patterns, unique materials and creative packaging with the latest audio technologies and innovative functionalities. While our design team identifies and tracks trends in the market, our goal is to establish market trends rather than to follow them. Our headphones feature our distinctive Skullcandy Supreme Sound and leading-edge design. We offer a wide array of styles and price points and are expanding our brand into complementary audio products and accessories.

We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in more than 70 other countries around the world, with international sales representing approximately 20.6% of our net sales in 2011. We also offer products through our websites, with online sales representing approximately 9.7% of our net sales in 2011.

We were founded in 2003 by Rick Alden, the creator of several successful action sports companies and a lifelong industry enthusiast. He developed his inspiration for Skullcandy while listening to a portable music player on a chairlift in Park City, Utah. Jeremy Andrus, our president and chief executive officer, and our talented management team share a passion for the Skullcandy lifestyle of action sports and music. Our principal offices are located in Park City, Utah and San Clemente, California, which are at the epicenters of some of the best snow peaks, skate parks and surf breaks in the world. We believe these close connections to the Skullcandy lifestyle strengthen the authenticity of our brand and increase the loyalty of our consumers.

We were incorporated in Delaware in 2003. Our principal executive offices are located at 1441 West Ute Boulevard, Suite 250, Park City, Utah 84098, and our telephone number is (435) 940-1545. Our principal website address is www.skullcandy.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this annual report.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors, allow us to take advantage of the large and growing market we participate in and enable us to generate a strong return on our invested capital:

Leading, Authentic Lifestyle Brand. Skullcandy fuses music, fashion and action sports, all of which permeate youth culture. Our brand symbolizes youth and rebellion. The Skullcandy name, distinct skull logo and signature design aesthetic enable our consumers to express their individuality and go against the grain. We believe the power of our brand has driven our strong market share. According to The NPD Group’s Retail Tracking Service, in 2011 we held the #1 position in unit volume domestically for in-ear style stereo headphones and the #2 position in overall unit volume and the #4 position in overall dollar volume for total stereo headphones.

Brand Authenticity Reinforced Through High Impact Sponsorships. We believe we were the first headphone brand to sponsor leading athletes, DJs, musicians, artists and events within action sports and the indie and hip-hop music genres. We believe associating our name with leading athletes such as snowboarder Danny Kass and surfer Mick Fanning, music artists and DJs such as Mix Master Mike of the Beastie Boys, major professional sports organizations such as the NBA and events such as the Vans Warped Tour, Maloof Money Cup and U.S. Open of Surfing, increases our brand awareness and reinforces our credibility with our consumers.

Track Record of Innovative Product Design. Our company was founded on innovation. Our first headphone, the Skullcrusher, incorporated a subwoofer into the ear-piece, delivering an extreme level of bass. We employ innovative materials, such as wood, denim and polished polycarbonate, technologies and processes in the design and development of our products. We have engineered and incorporated the Skullcandy Supreme Sound, our proprietary audio profile, into our new product designs which launch in April 2012. Our product line includes our Aviator headphones, a high performance, over-the-ear headphone inspired by aviator sunglasses, and our Mix Master headphones, which were developed in collaboration with Mix Master Mike to offer the performance and functionality demanded by professional DJs.

Targeted Distribution Model. We control the distribution and mix of our products to protect our brand and enhance its authenticity. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers. While we collaborate with all our retailers, we focus in particular on specialty retailers. One way we support these retailers is to offer them an exclusive collection of headphones called the Decibel, or dB, Collection, which feature limited edition models of our products. In addition, we provide our specialty retailers unique fixtures and product displays to enhance the presentation of our brand and drive sales.

Proven Management Team and Deep-Rooted Company Culture. We have assembled a proven and talented management team that is led by Jeremy Andrus, our president and chief executive officer. Jeremy joined our team in March 2005 when we were generating approximately $1.0 million in net sales on an annual basis. He has played a critical role in our robust growth, becoming our chief operating officer in 2007, our president in June 2008, and our chief executive officer in 2011. Our management team shares a passion for action sports and music, and possesses substantial experience in product development, marketing, merchandising, operations and finance. Our culture and brand image enable us to successfully attract and retain highly talented employees who share our passion for action sports and music. We believe our employees represent the best version of our target consumers, which allows us to connect with and understand our target market in an authentic and credible way.

Growth Strategy

We intend to build upon our brand authenticity and product offering to continue to increase our net sales and profitability. Key elements of our growth strategy are to:

Further Penetrate Domestic Retail Channel. We plan to increase shelf space with our existing retailers in response to the growing demand for audio products. We have recently launched a new effort to increase the number of innovative in-store product displays and brand-building fixtures to emphasize our association with the action sports and indie and hip-hop music lifestyles, and to give our customers an opportunity to experience the Skullcandy Supreme Sound at the point of purchase. We have expanded our online and in-store sales force training programs, which we believe will strengthen our retailer relationships and better connect our brand with existing and new retailers. We also plan to increase sales by adding select new retailers as well as moving into new channels with our 2XL product line.

Accelerate Our International Growth. Prior to August 2011, we sold our products internationally almost exclusively through third party distributors. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North, increase our gross margin, and accelerate our growth in this region. We believe that international expansion represents a substantial growth opportunity. We have recently begun to expand our international marketing and brand development efforts. We are focused on replicating elements of our successful domestic model by sponsoring internationally-based athletes, DJs, musicians, artists and events, and by creating localized marketing content to drive sales. We also plan to transition to a direct sales model in other select international markets over time to leverage our brand building and marketing expertise to increase penetration of our products and improve our gross margin.

Grow Our Premium Product Offering. To date, the vast majority of our products have been priced in the $20 to $70 range. We have begun to increase the shift of our product line to higher priced items by extending our product offering to premium headphones and believe we can increase our market share in this growing market. Our product offering now includes our $150 Aviator headphones and our $300 Mix Master headphones. By offering premium products, we believe we can further strengthen our brand and broaden our reach to consumers with greater discretionary income, while simultaneously driving our sales. We expect to release more than ten new premium headphones over the next 18 months.

Expand Complementary Product Categories. We have successfully tested and now plan to build more robust product assortments in certain complementary categories. For example, in 2011, we hired a category manager to help increase our offering of protective cases for mobile devices. In addition, we have several gaming headphones that are currently in various stages of development and in April 2011 we completed the purchase of substantially all the assets of Astro Gaming, Inc., a leader in gaming headphones. We believe that these complementary product categories will increase sales while making our brand more pervasive.

Increase Our Online Sales. We believe our consumers are heavy users of the internet. Our websites, including skullcandy.com, skullcandy.tv, astrogaming.com, and our mobile phone applications provide our consumers with compelling, entertaining action sports and music content, in addition to an engaging online shopping experience. We plan to further engage our consumers and drive sales by adding, optimizing and broadening the content we offer through these interactive platforms. We believe our new content will allow us to dynamically interact with our loyal fan base and provide customized shopping experiences. In addition, we have launched select international websites with localized content and e-commerce functionality.

Financial Information About Segments and Geographic Regions

Information regarding our segments and geographic areas in which we operate is contained in Note 10 to our Consolidated Financial Statements for the years ended December 31, 2011. Prior to the acquisition of

Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, we operate in two operating and reportable segments, North America and Europe.

Our Products

Overview

We redefined the headphone market by fusing bold color schemes, loud patterns, unique materials and creative packaging with the latest audio technologies and innovative functionalities. Our headphones feature our distinctive Supreme Sound and leading-edge design. We offer a wide array of styles and price points and are expanding our brand into complementary audio products and accessories.

Our product offering has evolved from one model in 2003 to over 25 headphone models as of December 31, 2011, as well as speaker docks, mobile device cases, apparel and other accessories. Headphones represented approximately 93% of our net sales in the year ended December 31, 2011. Many of our headphone models include in-line microphones and volume control buttons compatible with the latest generation of smartphones, including Apple’s iPhone. We seek to continually incorporate the latest technology into our product offerings to enhance performance and functionality.

Our range of headphone products includes:

Product	In Ear	On Ear	Over Ear	Gaming

Price Range	$10-100 MSRP	$20-50 MSRP	$60-300 MSRP	$50-90 MSRP
Models	• Jib • Ink’d • Riot • Chops • Smokin’ Buds • Titan • 50/50 • Full Metal Jacket • Holua • Fix • Heavy Medal	• Icon 2 • Uprock • Lowrider	• Hesh • Agent • G.I. • Skullcrusher • SK Pro • Aviator • Mix Master	• A* Star • Mixamp 5.8 • Mixamp Pro • A30 • A40

Our Product Differentiation Strategy

We launched our initial products under the Skullcandy brand and logo. As we have expanded our distribution channels from independent action sports retailers to consumer electronics and other large national and regional chains, we have developed differentiated product lines designed to appeal specifically to consumers in the targeted channel while protecting our brand image. These product lines include:

dB Collection—The dB Collection is identified by the dB mark and features state-of-the-art functionality, exclusive designs and distinct packaging iconography that appeal to the individual fashion interests of our target consumers. Products in the dB Collection are available exclusively from our independent specialty retailers and our websites.

Mobility Collection—The mobility collection features our franchise ear bud styles available exclusively with an in-line microphone. The collection is targeted at the mobile channel with product features designed to work on cell phones and smartphones, such as the Apple iPhone.

2XL—The 2XL brand represents a lifestyle rooted in traditional sports, motor sports and rock & roll music. 2XL brand products are available in fewer styles and colors and incorporate simpler designs and technology than our Skullcandy branded or dB Collection products. We developed the 2XL brand to create a product line that could be sold at a lower price point at retailers that do not carry the Skullcandy brand.

Product Design and Development

We are a company founded on innovation. We believe that our success is tied to our ability to consistently introduce new product ideation concepts and combine them with bold color schemes, unique materials and creative packaging. We launched our first headphones in 2003 and have grown our product offering to over 25 different models of headphones today.

Our product design efforts are led by Dan Levine, our chief merchandising officer, who works closely with the category managers in each of our product categories and with our in-house team of engineers, designers and artists to develop and iterate design ideas. We believe our creative team is unique to our market since it is comprised of individuals dedicated to the Skullcandy culture and lifestyle.

We strive to develop and employ innovative materials, technologies and processes in the design of our product. While our design team identifies and tracks trends in the market, our goal is not to follow market trends but rather to establish them. In addition to product design and development, our design team is also responsible for developing the packaging for our various products. We believe packaging is a critical component in developing and maintaining brand image and authenticity and contributes directly to point of sale purchase decisions. As such, we expect to launch a refreshed packaging concept for the Skullcandy brand in April 2012.

We leverage our relationships with sponsored athletes, DJs, musicians and artists in the product development process. We incorporate their ideas into our designs at the product ideation phase, enhancing our authenticity with consumers.

Our product development process is designed to facilitate speed-to-market while adhering to strategic milestone-based engineering timelines. By having our industrial design team in-house, working along-side our acoustic and electric engineers, we are able to design and produce products which satisfy our exacting standards. Our in-house industrial design team performs the majority of the initial conceptualization while external industrial design firms are contracted to design the remaining portion. Our in-house industrial design, engineering, and advanced concept teams enable designs to be rapidly created, prototyped and reviewed before being turned over to our project engineering managers to begin the commercialization of the product. Collaborative interaction helps accelerate the concept-to-market timeline while preserving the brand image, authenticity, quality and performance.

We engineer our proprietary Supreme Sound audio profile in-house using our audio engineering team. Supreme Sound is the personification of our brand incorporating a unique balance of low, mid-range, and high frequencies to create an attacking bass, natural vocal, and precision high range tonal experience.

We utilize third-party manufacturers to facilitate the commercialization of our products from the computer aided design stage to mass production, which includes tool making, decorating, materialization, acoustic tuning and performance and compliance testing. We closely monitor our production in our foreign factories by utilizing our Shenzhen office and local teams as well as our Shenzhen reliability testing laboratory.

We are able to bring new products from concept to market in approximately 10 to 24 months depending on the technology integration and complexity of the product. In situations where we are launching new products based on existing designs and do not require tooling, we can accelerate the concept-to-market process to approximately 6 to 12 months.

Marketing

Our marketing and art departments employ a multi-pronged marketing strategy, including sponsorship of athletes, DJs, musicians, artists and athletic and music events, interactive media and traditional print and television advertising. We believe that our marketing strategy strengthens our brand authenticity in our target markets by integrating our brand with the activities and interests of our loyal fan base.

Athlete and Musician Sponsorships

We believe we were the first headphone brand to sponsor leading athletes, DJs, musicians, artists and events within all areas of action sports and the indie and hip-hop music genres. Our sponsored athletes, DJs, musicians and artists generally display our logo on their equipment prior to and during competition or performances and concerts, as well as during daily activities and media appearances. We believe associating our name with leading athletes, DJs, musicians, artists and major professional sports organizations increases our brand awareness and reinforces our credibility with our consumers.

Our sponsored athletes, DJs, musicians and artists include:

The Skullcandy Snow Team		The Skullcandy Ski Team
• Devun Walsh • Hallador Helgason	• Danny Kass • Kazu Kokubo	• Bobby Brown • Sammy Carlson	• Jen Hudak • Parker White
The Skullcandy Skate Team		The Skullcandy Surf Team
• Theotis Beasley • Steve Berra	• Eric Koston • Sean Malto	• Kolohe Andino • Mick Fanning • Patrick Gudauskas • Tanner Gudauskas	• Leila Hurst • Kai Otton • Dillion Perillo • Balaram Stack • Owen Wright
The Skullcandy Moto Team		The Skullcandy BMX Team
• Nate Adams • Justin Brayton • Justin Bogle • Will Hahn • Robbie Madison • Jeremy McGrath • KTM Motorsports	• Carson Mumford • Chad Reed • Mike Sleeter • Xtreme Team Suzuki • Cooper Webb • Nick Wey	• Drew Bezanson • Mike “Hucker” Clark	• Tim Fuzzy Hall
The Skullcandy NBA Crew
• Kevin Durant • James Harden • Andre Iguodala		• Kyrie Irving • Derrick Rose • Deron Williams
The Skullcandy Music Family		The Skullcandy Supermodel Family
• RocNation: Jay-Z, The Ting Tings and several other artists and producers	• Mix Master Mike	• Kate Upton

We have contractual relationships with each of the individuals listed above. Our sponsorship arrangements with these sponsored team members are typically structured to give our sponsored team members financial incentives to maintain a highly visible profile with our products. Our contracts typically have a one-year term, with some providing for a two- year term, and grant us a license for the use of their names and likenesses, and typically require the team member to maintain exclusive association with our headphones. In turn, we agree to make cash payments to our sponsored team members for wearing our products during various public appearances, in magazine shoots and on the podium after certain competitive victories. In addition to cash payments, we also generally provide limited complimentary products for their use, and reimburse certain travel expenses incurred in conjunction with promoting. In addition to the athletes above, we have relationships with other athletes, many of whom we do not have contractual relationships with but who support our brand by wearing our products and participating in Skullcandy events and marketing activities. We compensate the sponsored athletes that we do not have contractual relationships with by providing them with complimentary merchandise and promoting them on our websites.

Event Sponsorship

Action Sports Event Sponsorship. We participate in grassroots and major national events that support our commitment to skateboarding, snowboarding and surfing. Spectators and athletes at these events are exposed to and experience our brand through an interactive environment that includes music listening stations, DJ booths and promotional product giveaways.

Our sponsored action sports events include:

Action Sports Events
• U.S. Open of Surfing • Maloof Money Cup • East Coast Surfing Championship • Rip Curl Bell’s Beach Surfing Competition	• Zumiez Couch Tour • Triple Crown of Surfing • Journey’s Backyard BBQ Tour • Australian Open for Surfing

Music Event Sponsorship. We support several national music events and tours. At these events, we engage attendees through music acts on a branded stage, music listening stations and interactive media stations.

Our sponsored music events and tours include:

Music Events
• Vans Warped Tour • Skullcandy Sessions at SXSW Music Festival	• Skullcandy Identity Festival • Skullcandy Sessions at Sundance Film Festival

Interactive Media

Websites. Our websites include, skullcandy.com, skullcandy.tv, ca.skullcandy.com, eu.skullcandy.com, uk.skullcandy.com, 2xl.com, astrogaming.com and astrogaming.co.uk. These websites are part of our interactive media and e-commerce business strategy where visitors can view videos, listen to music by our sponsored artists, read blog updates on events, athletes, DJs, musicians and artists, and shop for Skullcandy and Astro Gaming products. Our skullcandy.com website had more than 9.0 million unique visitors in 2011.

Social Media. We utilize social media, such as Facebook and Twitter, to enable a direct conversation and connection with our target consumers. We communicate local and national event participation, provide and solicit product feedback, launch brand contests and discuss news about our sponsored athletes, DJs, musicians and artists. Similarly, some of our sponsored athletes, DJs, musicians and artists use their respective Facebook and Twitter accounts to provide announcements about our products and engage our target consumers with insights as to how they use our products to enhance their sports or art. We have approximately 1.7 million “Likes” on Facebook and 52,000 “Followers” on Twitter.

Mobile Phone Applications. We offer a free app through the Apple App Store and Android Market. The app allows users to find snow reports for all North American and international ski resorts, search for current surf reports for all major international surf spots, locate a skate park anywhere in the United States, employ any of our fan generated wallpaper designs, find a local Skullcandy dealer and connect to our website to purchase

Skullcandy products. Our Apple iOS app has been downloaded approximately 800,000 times. Our Android application with similar functionality has been downloaded more than 55,000 times.

Print and Television Advertising

Print Advertising. Our in-house creative media team focuses on print media placement into endemic magazines that support the lifestyles that we believe are important to our target consumers. These magazines include Surfing, Transworld Surf, Transworld Skate, Transworld Snowboarding, Nylon, Alternative Press, Freeskier and Fader.

TV Sponsorship. We are the presenting sponsor of the highest rated show on Fuel TV, “Built To Shred.” Built To Shred is a reality-style TV show featuring host Jeff King building skateparks and skate features. In addition, Built To Shred regularly features skateboarders riding while prominently displaying Skullcandy products and logos.

Distribution and Sales

Domestic. As we have grown our retailer base from independent action sports retailers to large regional and national retailers, we have sought to protect and enhance our brand image by carefully controlling the distribution of our products as well as the product mix we offer to each retailer.

Our specialty retailers include independent retailers focused on action sports and the youth lifestyle, as well as a number of national and regional retailers with an action sports orientation, such as Zumiez, Tilly’s, Jack’s Surfboards, Ron Jon Surf Shop and Karmaloop. These specialty retailers provide a direct connection to our consumer influencers and serve as the platform upon which we develop, reinforce and maintain our reputation as an authentic lifestyle brand. We rely on independent sales representatives to establish and maintain our relationship with these specialty retailers. Our independent sales representatives collaborate with these retailers to develop appropriate product mix and in-store marketing displays that promote our products and brand image. As of December 31, 2011 we utilized 30 independent, commission-based sales representatives that we manage with an in-house team of five regional sales managers.

We have leveraged the brand authenticity built with our specialty retailers to launch products with various large national retailers, including those focused on consumer electronics, such as Best Buy and Radio Shack, mass retailers, such as Target and Fred Meyer, and those focused on sporting goods, such as Dick’s Sporting Goods and The Sports Authority. We are selective about the national retailers we sell through as well as with the product mix we offer to these retailers in order to protect our brand image and authenticity. Historically, we have managed our relationships with these large retailers through independent commission-based sales representatives. However, we currently employ a national sales manager, who is located in Minneapolis that works directly with our two largest retailers, Target and Best Buy. Our national sales manager enables us to improve the frequency and level of interaction with these retailers. Our other large retailers will continue to be managed by our regional sales managers through independent sales representatives; however, we expect to continue to seek opportunities to transition large retailers into a direct relationship.

Domestic sales of our products represented 69.7% and 75.4% of net sales for the year ended December 31, 2011 and December 31, 2010, respectively. During 2010, each of Target and Best Buy accounted for more than 10% of our net sales. During 2011, Best Buy continued to account for more than 10% of our net sales. We have entered into vendor program agreements with both Target and Best Buy and many of our other large retailers that govern the terms of sale, rebates and obligations of each party, but each purchase is typically made on a purchase order basis. None of our retailers have minimum or long term purchase obligations. If either of these retailers chooses to slow its rate of purchases of our products, decrease its purchases of our products, or no longer purchase our products, our net sales and results of operations could be adversely affected.

International. Prior to August 2011 we sold our products internationally almost exclusively through third party distributors. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. In addition, we have relationships with 26 distributors serving more than 70 countries. Sales to our former European distributor, 57 North, represented more than 10% of our net sales for the year ended December 31, 2010.

Online. Nearly all of our products are available for purchase on our websites and we plan to launch select international websites with localized content and e-commerce functionality. For the years ended December 31, 2011 and 2010 online sales represented 9.7% and 5.3% of net sales, respectively.

Manufacturing and Sourcing

Nearly all of our products are manufactured in China. We do not own any manufacturing facilities and utilize third party manufacturing for all of our products. We do not have any long-term contracts with our existing manufacturers and no manufacturer is required to produce our products in the long-term. We procure finished and packaged products from our manufacturers so that we require no subassembly.

We utilized 21 independent manufacturers in 2011. Two of our manufacturers, Antonio Precise Products Manufactory and Guangzhou Sun Young Electronics Company, together accounted for approximately 52% and 70% of our cost of goods sold in 2011 and 2010, respectively. As of December 31, 2011 approximately 40% of our products were dual sourced. We have implemented a manufacturer selection and qualification process to help facilitate our diversification needs. Furthermore, we are actively looking for sourcing opportunities in other regions of China as well as other countries to further diversify our manufacturing sources geographically.

In order to better manage our manufacturers and orders, we have an office in Shenzhen, China. This office is tasked with commercialization support, quality assurance, strategic sourcing support and production control. Our Asia operations group monitors and continually evaluates all manufacturers for quality, delivery, costs, quality systems and social compliance. We believe that the oversight provided by this team enables us to increase quality and enhance delivery performance.

Order Fulfillment and Inventory Management

In July 2010, we entered into a three-year contract with UPS Supply Chain Solutions, a third party supply chain provider, for use of their distribution facility in Auburn, Washington. This contract was amended in January 2012 to extend to March 2015. We warehouse and ship nearly all products for North American retailers, distributors, online customers and some international distributors from this facility. We believe we have sufficient capacity at this facility for existing and expected needs.

In order to further reduce costs and facilitate order fulfillment to our international retailers, we expect to transition the inventory from our third-party warehouse in Shenzhen, China to a third party logistics provider near Shenzhen during 2012. In addition, in 2013 we plan to contract with UPS Supply Chain Solutions to open a domestic distribution facility near Louisville, Kentucky. We expect to expand our international distribution network with other third party logistics facilities around the world in order to reduce costs and decrease order lead-time. In January 2012, we opened a new third party distribution center in Tiel, Netherlands with DHL Supply Chain. This facility will provide fulfillment for our European customers. We are looking at options to serve international retailers and distributors from third party logistics facilities in Canada, Brazil and Japan.

In the past we have experienced increased lead-time from some of our manufacturers in China and we may encounter such increased lead-times in the future. We believe we will be able to compensate for potential inventory shortages with improved supply management and continued dual sourcing for certain products. Changing economic conditions in China may cause further issues with lead-time. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales. We are implementing strategies to mitigate some of these risks with various transportation options and services.

Management Information Systems

In October 2008, we implemented an integrated information system called SAP Business ByDesign. This Enterprise Resource Planning, or ERP, software manages purchasing, planning, inventory tracking, financial information, and retail, distributor and direct order fulfillment. SAP Business ByDesign is a hosted solution. All data resides on SAP servers and is accessed over secure internet connections. We were an early adopter of this system, and we have benefited from a close development and marketing relationship with SAP. We currently have electronic integration between our ERP and multiple third party logistics warehouses that manage inventory and fulfillment activities worldwide.

Competition

The consumer electronics product market in which we operate is highly competitive and includes large, well-established companies. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, including Sony, JVC and Bose. These companies have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers.

Well established sports and lifestyle brands have also recently entered the headphone market. Similar to the large electronic companies we compete with, these sports brand competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. For example, adidas has partnered with Sennheiser, a well-established consumer electronics brand, to release lifestyle-branded headphones.

In addition, we face competition from other lifestyle brand companies, such as Beats by Dr. Dre, Incase, Urbanears, Soul by Ludacris, Sol Republic and SMS Audio. These companies have introduced products that compete directly with our headphones and market their lifestyle-branded consumer electronics within the action sports and indie and hip-hop markets. If we are unable to protect our brand image and authenticity, while carefully balancing our growth and maintaining quality, we may be unable to effectively compete with these new market entrants.

Additionally, some retailers have begun to introduce their own private label headphones. If any of our retailers introduce such headphones, it could reduce the volume of product they buy from us as well as decrease the shelf space they allow for our products. The introduction of private label headphones could decrease the demand for our product and have an adverse effect on our net sales and results of operations.

The industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our net sales and results of operations. We believe our brand image authenticity, innovative products, product quality and selective distributions policies are important aspects of competition and are among our primary competitive advantages.

Intellectual Property

We utilize the trade name “Skullcandy” and the Skullcandy logo and trademark on all of our products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and in distinguishing our products from those of our competitors. We consider the Skullcandy trademark and our skull logo trademark and copyrighted design to be among our most valuable assets and we have registered these trademarks in more than 30 countries. We also have trademark registrations in the U.S. and abroad for Astro Gaming and 2XL. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and trademarks registered outside of the United States normally have a duration of ten years depending upon the jurisdiction. Trademarks are generally subject to an indefinite number of renewals for a like period upon appropriate application.

We have design patents covering several Skullcandy and Astro Gaming products, including our flagship Aviator and Mix Master headphones for Skullcandy and the A40 headset for Astro Gaming. We have been awarded utility patents on certain features and technologies used in some of our products for both Skullcandy and Astro Gaming, and have filed for additional utility and design patents covering both existing and forthcoming products and technologies. These applications are in various stages of examination with intellectual property offices in our key markets. We cannot guarantee that any pending future patent applications we have filed will result in issued patents, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies.

Employees

As of December 31, 2011, we had approximately 290 full-time employees. In the United States, we had 107 employees in sales and marketing, 39 in design and development and 37 in supply chain. In China, we had more than 40 full-time employees. None of our employees are currently covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent and have never experienced a labor-related work stoppage.

Item 1A.	Risk Factors.

This annual report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Item 1A of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K. We qualify all of our forward-looking statements by these cautionary statements.

If our design and marketing efforts do not effectively extend the recognition and reputation of our brand, we may not be able to successfully implement our growth strategy.

We believe that our ability to extend the recognition and favorable perception of our brand is critical to implement our growth strategy, which includes further penetrating our domestic retail channel, accelerating our international growth, growing our premium product offering, expanding complementary product categories and increasing our online sales. To extend the reach of our brand, we believe we must devote significant time and resources to product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such expenses.

Furthermore, we must balance our growth with the effect it has on the authenticity of our brand. For example, our credibility and brand image could be weakened if our consumers perceive our distribution channels to be too broad or our retailers to not fit with our lifestyle image. Similarly, the introduction of new, low cost product lines, such as our 2XL headphones, may cause our consumers to perceive a decrease in the authenticity or quality of our products. If any of these events occur, our consumer base and our net sales may decline and we may not be able to successfully implement our growth strategy.

If we are unable to continue to develop innovative and popular products, our brand image may be harmed and demand for our products may decrease.

The consumer electronics and action sports lifestyle are subject to constantly and rapidly changing consumer preferences based on industry trends and performance features. Our success depends largely on our ability to anticipate, gauge and respond to these changing consumer preferences and trends in a timely manner, while preserving and strengthening the perception and authenticity of our brand. We must continue to develop innovative, trend-setting and stylish products that provide better design and performance attributes than the products of our competitors. Market acceptance of new designs and products is subject to uncertainty and we cannot assure you that our efforts will be successful. For example, our growth strategy includes growing our premium product offering, which may not achieve broad market acceptance. The inability of new product designs or new product lines to gain market acceptance could adversely affect our brand image, our business and financial condition. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to increase consumer demand, which could constrain our management, financial and operational resources. If new products we introduce do not experience broad market acceptance, our net sales and market share could decline.

Our manufacturing is concentrated with two key manufacturers, and if our relationship with either or both of them terminates or is otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us with no notice. Two of our manufacturers, Antonio Precision Products Manufactory and Guangzhou Sun Young Electronics Company, together accounted for approximately 52% and 70% of our cost of goods sold in 2011 and 2010, respectively. Guangzhou Sun Young Electronics Company is the sole source supplier for the products that it produces. We purchase from these two manufacturers on a purchase order basis with orders generally filled between 30 and 75 days after our purchase order is placed. A loss of either or both of these manufacturers or other key manufacturers would result in delayed deliveries to our retailers and distributors, would adversely impact our net sales and may require the establishment of new manufacturing relationships. Additionally, we cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times.

We have created a manufacturer selection and qualification program and are actively looking for new manufacturing sources in other countries and other regions of China. Qualifying new manufacturing sources may result in increased costs, disruptions and delays in the manufacture and shipment of our products while seeking alternative manufacturing sources, and a corresponding loss of net sales. In addition, any new manufacturer may not perform to our expectations or produce quality products in a timely, cost-efficient manner, either of which could make it difficult for us to meet our retailers’ and distributors’ orders on satisfactory commercial terms.

Moreover, certain natural disasters or outbreaks of illnesses could halt or disrupt production at the affected facilities, delay the completion of orders, cause the cancellation of orders, delay the introduction of new products or cause us to miss a selling season applicable to some of our products. The failure of any manufacturer to perform to our expectations could result in supply shortages or delivery delays, either of which could harm our business.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We have experienced rapid growth since our inception in 2003. We increased our net sales from $9.1 million in 2006 to $232.5 million in 2011. We cannot assure you that we will continue to experience a similar growth in the future. Our future success will depend upon various factors, including the strength of our brand image, broad market acceptance of our current and future products, competitive conditions, our ability to manage increased net sales, if any, the implementation of our growth strategy and our ability to manage our anticipated growth. We intend to finance our anticipated growth through cash flows generated from sales to our existing retailers and distributors, borrowings under our credit facility and the net proceeds from this offering. However, if our net sales decline, we may not have the cash flow necessary to pursue our growth strategy.

We anticipate significantly expanding our infrastructure and adding personnel which will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of net sales. Because these expenses are generally fixed, particularly in the short-term, if we do not achieve our anticipated growth, our operating results may be adversely impacted. If we continue to experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business plan. Our future success will depend substantially on our ability to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.

If we are unable to maintain and expand our network of sponsored athletes, DJs, musicians and artists, our ability to market and sell our products may be harmed.

A key element of our marketing strategy has been to sponsor best-in-class athletes, DJs, musicians and artists, which we believe contributes to our authenticity and brand image. We do not have contractual relationships with the majority of our sponsored athletes, DJs, musicians and artists, and we cannot assure you that they will continue to support our brand or that they will not support one of our competitors.

We compensate the sponsored athletes, DJs, musicians and artists that we do have contracts with for promoting our products. Sponsorship arrangements are typically structured to give our sponsored team members financial incentives to maintain a highly visible profile with our products. Our contracts typically have a one- year term, with some providing for a two-year term, and grant us a license for the use of their names and likenesses, and typically require them to maintain exclusive association with our headphones. In turn, we agree to make cash payments to our sponsored team members for wearing our products during various public appearances, in magazine shoots and on the podium after certain competitive victories. In addition to cash payments, we also generally provide limited complimentary products for their use, and reimburse certain travel expenses incurred in conjunction with promoting our products.

Additionally, certain competitors with greater access to capital may increase the cost our existing relationships with our sponsored athletes, DJs, musicians and artists to levels we may choose not to match. If this were to occur, our sponsored team members may terminate their relationships with us and endorse our competitors’ products, and we may be unable to obtain endorsements from other comparable individuals.

We may also select individuals who are unable to perform at expected levels or who do not maintain the level of recognition we expect. Negative publicity concerning any of our athletes, DJs, musicians or artists could harm our brand and adversely impact our net sales. If we are unable to secure prominent athletes, DJs, musicians and artists and arrange endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be as effective.

Our plans to grow our international business may require significant operating expenditures, but such expenditures may not result in increased net sales.

We believe that our success in international markets is partially dependent on being “locally” relevant, but we have limited experience with the action sports and youth lifestyle in Europe and Asia. We plan to identify the best-in-class internationally-based athletes, DJs, musicians and artists that will best represent our lifestyle brand and arrange for such persons to endorse our products. We have launched websites in Europe and we plan to launch websites in Asia that will be available in the local language with local content and expect that our products will have region-specific packaging that we believe will help sell through of our products. Each of these efforts will require significant management time and resources, and we cannot assure you that we will be successful in expanding our brand in international markets.

Over time, we plan to assume direct control of certain international markets, which will require increased operating expenditures to establish the infrastructure. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. As a result of the acquisition, we are now responsible for distribution of our products in Europe. We have limited experience with international distribution and we cannot assure you that we will be able to manage European distribution successfully or that the same marketing model we use domestically will be successful. If we are not able to manage our international distribution efficiently, our international retailers and distributors may experience delays in receipt of our products and we may have to find alternate distribution arrangements, which could result in increased expenditures and a reduction in margins.

Two of our retailers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

Target and Best Buy each accounted for more than 10% of our net sales in 2010. Best Buy continued to account for more than 10% of our net sales in 2011. We do not have long-term contracts with any of our retailers, including Target and Best Buy, and all of our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, including Target or Best Buy, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

We may not be able to compete effectively, which could cause our net sales and market share to decline.

The consumer electronics industry is highly competitive and includes many new competitors as well as increased competition from established companies expanding their product portfolio. We face competition from consumer electronics brands that have historically dominated the stereo headphone market. These include large companies with strong worldwide brand recognition, such as Sony, JVC and Bose. These competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in consumer preferences;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory that has been written down or written off;

•	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other disputes.

Well established sports brand companies, such as adidas have also recently introduced headphone products. Similar to the large electronic companies we compete with, these sport brand companies have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale.

We also face competition from other lifestyle brand companies, such as Beats by Dr. Dre, Incase, Urbanears, Soul by Ludacris, Sol Republic and SMS Audio. These companies have introduced products that compete directly with our headphones and market their lifestyle-branded consumer electronics within the action sports and the indie and hip-hop markets.

Additionally, some retailers have begun to introduce their own private label headphones. If any of our retailers introduce such headphones, it could reduce the volume of product they buy from us, as well as decrease the shelf space they allocate to our products. The introduction of private label headphones could decrease the demand for our products and have an adverse effect on our net sales and results of operations.

The industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our net sales and results of operations.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. While such credit losses have historically been within our reserves, we cannot assure you that this will continue to be the case. Additionally, if our retailers declare bankruptcy, we may be subject to preferential payment claims by the bankruptcy trustee. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.

Changes in the mix of retailers and distributors to whom we sell our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

We sell our products through a mix of retailers, including specialty, consumer electronics, mass, sporting goods and mobile phone retailers, and to distributors. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. We generally realize lower gross margins when we sell through our distributors, and therefore our gross margins may be adversely impacted if we increase product sales made through our distributors as opposed to through our retailers. In addition, we sell certain products at higher margins than others and any significant changes to our product mix made available to our retailers could adversely affect our gross margin. A negative change in our gross margin or our brand image could have a material adverse effect on our results of operations and financial condition.

We face business, political, operational, financial and economic risks because a portion of our net sales are generated internationally and substantially all of our products are manufactured outside of the United States.

For the year ended December 31, 2011 and 2010, international sales were $47.8 million, or 20.6% of net sales and $31.0 million, or 19.3% of net sales, respectively. In addition, substantially all of our products are manufactured in China. As a result, we face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

•

difficulties obtaining domestic and foreign export, import and other governmental approvals, permits and licenses, and compliance with foreign laws, which could halt, interrupt or delay our operations if we cannot obtain such approvals, permits and licenses, and that could have a material adverse effect on our results of operations;

•

difficulties encountered by our international distributors or us in staffing and managing foreign operations or international sales, including higher labor costs, which could increase our expenses and decrease our net sales and profitability;

•	transportation delays and difficulties of managing international distribution channels, which could halt, interrupt or delay our operations;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable, which could reduce our net sales and harm our financial results;

•

trade restrictions, higher tariffs, currency fluctuations or the imposition of additional regulations relating to import or export of our products, especially in China, where substantially all of our products are manufactured, which could force us to seek alternate manufacturing sources or increase our expenses, either of which could have a material adverse effect on our results of operations;

•

political and economic instability, including wars, terrorism, political unrest, boycotts, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations; and

•	natural disasters, which could have a material adverse effect on our results of operations.

Any of these factors could reduce our net sales, decrease our gross margin or increase our expenses. Should we establish our own operations in international territories where we currently utilize a distributor, we will become subject to greater risks associated with operating outside of the United States.

Any shortage of raw materials or components could impair our ability to ship orders of our products in a cost-efficient manner or could cause us to miss the delivery requirements of our retailers or distributors, which could harm our business.

The ability of our manufacturers to supply our products is dependent, in part, upon the availability of raw materials and certain components. Our manufacturers may experience shortages in the availability of raw materials or components, which could result in delayed delivery of products to us or in increased costs to us. For example, we are dependent on the supply of certain components for our production of iPhone compatible headphones. These components are in high demand and we have experienced supply shortages in the past. Any shortage of raw materials or components or inability to control costs associated with manufacturing could increase the costs for our products or impair our ability to ship orders in a timely cost-efficient manner. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

Our business could suffer if any of our manufacturers fail to use acceptable labor practices.

We do not control our manufacturers or their labor practices. The violation of labor or other laws by a manufacturer utilized by us, or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical or legal in the United States, could damage our reputation or disrupt the shipment of finished products to us if such manufacturer is ordered to cease its manufacturing operations due to violations of laws or if such manufacturer’s operations are adversely affected by such failure to use acceptable labor practices. If this were to occur, it could have a material adverse effect on our financial condition and results of operations.

If we experience problems with our distribution network for domestic retailers, our ability to deliver our products to the market could be adversely affected.

We rely on our distribution facility in Auburn, Washington, operated by UPS Supply Chain Solutions, for the majority of our domestic product distribution. Our distribution facility utilizes computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. We have experienced some of these problems in the past and we cannot assure you that we will not experience similar problems in the future. In order to further reduce costs and facilitate order fulfillment to our international retailers, we expect to transition the inventory from our third-party warehouse in Shenzhen, China to a third party logistics provider near Shenzhen during 2012. In addition, in 2013 we plan to contract with UPS Supply Chain Solutions to open a domestic distribution facility near Louisville, Kentucky. Furthermore, we have a limited history of order fulfillment and inventory management from the Auburn facility and could encounter problems that disrupt our distribution. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facility, such as the long-term loss of retailers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from the Auburn facility. If we encounter problems with the Auburn facility, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

If we are unable to obtain intellectual property rights and/or enforce those rights against third parties who are violating those rights, our business could suffer.

We rely on various intellectual property rights, including patents, trademarks, trade secrets and trade dress to protect our brand name, reputation, product appearance and technology. If we fail to obtain, maintain, or in some cases enforce our intellectual property rights, our competitors may be able to copy our designs, or use our brand name, trademarks or technology. As a result, if we are unable to successfully protect our intellectual property rights, or resolve any conflicts effectively, our results of operations may be harmed.

We are susceptible to counterfeiting of our products, which may harm our reputation for producing high-quality products and force us to incur expenses in enforcing our intellectual property rights. Such claims and lawsuits can be expensive to resolve, require substantial management time and resources, and may not provide a satisfactory or timely result, any of which would harm our results of operations. It can be particularly difficult and expensive to detect and stop counterfeiting, whether in the United States or abroad. Despite our efforts to enforce our intellectual property, counterfeiters may continue to violate our intellectual property rights by using our trademarks or imitating or copying our products, which could harm our brand, reputation and financial condition. Since our products are sold internationally, we are also dependent on the laws of a range of countries to protect and enforce our intellectual property rights. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States.

We also face competition from competitors in the United States and abroad that are not “counterfeiters” but that may be using our patented technology, using confusingly similar trademarks, or copying the “look-and-feel” of our products. We may have to engage in expensive and distracting litigation to enforce and defend our patents, trademarks, trade dress, or other intellectual property rights. Our enforcement of our intellectual property rights also places such assets at risk. For example, it is common for a competitor that is accused of infringing a patent, trademark, or other intellectual property right to challenge the validity of that intellectual property right. If that intellectual property right is invalidated, it is no longer available to assert against other competitors. Finally, competitors may also circumvent a patent by designing around the patent.

Further, we are a party to licenses that grant us rights to intellectual property, including trademarks, that are necessary or useful to our business. For example, we license the right to market certain products with the trade names and imagery of brands such as Paul Frank, the NBA, RocNation, Kid Robot and Tokidoki. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.

On March 29, 2011, Volcom, Inc. filed a complaint in the U.S. District Court, Central District of California, alleging that, among other things, RocNation’s logo infringes the Volcom stone logo. While we were not named in the complaint, our Aviator headphones carry the RocNation logo that is alleged to infringe the Volcom logo. We cannot assure you that we will not be subsequently named by Volcom in its complaint. Moreover, even if we are not named, if RocNation fails to successfully defend itself against Volcom in this matter, we could lose our ability to use the RocNation logo on our Aviator headphones and we may have to take action to modify our existing supply of Aviator headphones, either of which could have a material impact on sales of the Aviator headphone. Pursuant to our license agreement with RocNation we are indemnified for any claims alleging violation or infringement of any copyright, trademark or other intellectual property right arising out of our use of the RocNation logo.

Claims that we violate a third party’s intellectual property rights may give rise to burdensome litigation, result in potential liability for damages or impede our development efforts.

We cannot assure you that our products or activities do not violate the patents or other intellectual property rights of third parties. Patent infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. An example of such claims includes a recently filed action asserting that our speaker docks infringe another company’s design patent. In addition, intellectual property litigation could force us to do one or more of the following:

•	cease developing, manufacturing, or selling products that incorporate the challenged intellectual property;

•	obtain and pay for licenses from the holder of the infringed intellectual property right, which licenses may not be available on reasonable terms, or at all;

•	redesign or reengineer products;

•	change our business processes; and

•	pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement or violation found to be willful.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs could increase, which could harm our financial condition.

Our current executive officers are critical to our success and the loss of any of these individuals, or other key personnel, could harm our business and brand image.

We are heavily dependent upon the contributions, talent and leadership of our current executive officers. The loss of any executive officers or the inability to attract or retain qualified executive officers could delay the development and introduction of, and harm our ability to sell, our products and damage our brand, which could have a material adverse effect on our results of operations. On March 4, 2012, Mitch Edwards, our Chief Financial Officer, Secretary and General Counsel announced that he will resign from his position on April 1, 2012. We are actively searching for a new chief financial officer, but cannot assure that we will find a qualified replacement in a timely manner. Our future success also depends on our ability to attract and retain additional qualified design and marketing personnel. We face significant competition for these individuals worldwide and we may not be able to attract or retain these employees.

Our credit facility provides our lenders with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions and it could therefore limit our operational flexibility.

Our credit facility contains certain financial covenants and other restrictions that limit our ability, among other things, to:

•	undergo a merger or consolidation;

•	sell certain assets;

•	create liens;

•	guarantee certain obligations of third parties;

•	make certain investments or capital expenditures;

•	materially change our line of business;

•	declare dividends or make certain distributions;

•	make advances, loans or extensions of credit; and

•	incur additional indebtedness or prepay existing indebtedness.

In addition, we have granted the lenders a first-priority lien against substantially all of our assets. Failure to comply with the operating restrictions or financial covenants in the credit facility could result in a default which could cause the lender to accelerate the timing of payments and exercise its lien on substantially all of our assets. This could cause us to cease operations and result in a complete loss of your investment in our common stock.

If the popularity or growth of the portable media device and smartphone markets stagnates, our business and financial condition may be negatively affected.

We have experienced rapid growth in the past due in part to the popularity of, and increase in demand for, portable media devices and smartphones. We expect that sales of such products will continue to drive a substantial portion of our net sales in the future. The markets for portable media devices and smartphones continue to evolve rapidly and are dominated by several large companies. Increased competition in the headphones market from established portable media device companies or a decline in demand or popularity for such products due to technological change or otherwise, our business and financial condition may be negatively affected.

Our online operations are subject to numerous risks that could have an adverse effect on our results of operations.

Although online sales through our website constitute a small portion of our total net sales, our online operations subject us to certain risks that could have an adverse effect on our results of operations. These risks include, negatively impacting our relationships with our retailers and distributors, liability for online content, and risks related to the computer systems that operate our website and related support systems, such as computer viruses and electronic break-ins or similar disruptions. In addition, certain risks beyond our control, such as governmental regulation of the Internet, additional companies competing with us for online sales, online security breaches and general economic conditions specific to the Internet and online commerce could have an adverse effect on our results of operations. We can provide no assurance that our online operations will meet our sales and profitability plans and the failure to do so could negatively impact our results of operations.

Our net sales and operating income fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Historically, we have experienced greater net sales in the second half of the year relative to those in the first half, due to a concentration of shopping around the fall and holiday seasons. As a result, our net sales and gross margins are typically higher in the third and fourth quarters and lower in the first and second quarters, as fixed operating costs are spread over the differing levels of sales volume. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact on our net sales is likely to continue and any shortfall in expected third and fourth quarter net sales would cause our annual results of operations to suffer significantly.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our retailers and distributors. In addition, a portion of our net sales are generated by orders for immediate delivery, particularly during our historical peak season from August through December. If we fail to accurately forecast retailer and distributor demand we may experience excess inventory levels or a shortage of product to deliver to our retailers or distributors.

Factors that could affect our ability to accurately forecast demand for our products include:

•	changes in consumer demand for our products;

•	lack of consumer acceptance for our new products;

•	product introductions by competitors;

•	changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items; and

•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of retailer and distributor demand may result in inventory write-downs or write-offs and the sale of excess inventory at discounted prices, which would have an adverse effect on our gross margin. In addition, if we underestimate the demand for our products, our manufacturers may not be able to produce a sufficient number of products to meet such unanticipated demand, and this could result in delays in the shipment of our products and damage to our reputation and retailer or distributor relationships.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely impact our profitability.

Our management team and most of our board of directors have limited experience in managing and governing a public company, and regulatory compliance may divert our attention from the administration of our business.

Our management team has limited experience managing a publicly-traded company or complying with the increasingly complex laws pertaining to public companies. In particular, our chief executive officer has not previously managed a publicly-traded company. In addition, most of our current directors have limited experience serving on the boards of public companies and two directors joined our board of directors in 2011. In order to have an effective board, these new directors and any other directors that join our board will need to integrate with our other directors and management and become familiar with our operations and growth strategies. We may not successfully or efficiently manage the increased legal, regulatory and reporting requirements associated with being a public company, including significant regulatory oversight and reporting obligations under federal securities laws. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management team from attending to the administration of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our net sales.

We generally provide a limited lifetime warranty on all of our products. In addition, if a consumer breaks his or her headphones, we generally offer such consumer the option to buy another pair of headphones at a 50% discount to the retail price. The occurrence of any quality problems due to defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition to the risk of direct costs to correct any defects, warranty claims or other problems, any negative publicity related to the perceived quality of our products could also affect our brand image, decrease retailer and distributor demand and our operating results and financial condition could be adversely affected.

We have entered into contracts with various customers and distributors granting a conditional right of return allowance with respect to defective products. We have also executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded at the time net sales are recognized. If we experience a greater number of returns than expected, our net sales could be harmed.

We expect to incur significant expenses as a result of being a public company, which may negatively impact our financial performance.

We expect to incur significant legal, accounting, insurance and other expenses as a result of becoming a public company. The Sarbanes-Oxley Act of 2002, or SOX, as well as related rules implemented by the Securities and Exchange Commission, or SEC, and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of SOX and the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, will increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also believe these laws, rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Furthermore, any additional increases in legal, accounting, insurance and certain other expenses that we may experience in the future could negatively impact our financial performance and have a material adverse effect on our results of operations and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate could be adversely affected in the future by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision.

If we fail to implement effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results and our ability to operate our business.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to enable us to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We have begun the process of documenting, reviewing and improving our internal controls and procedures in order to meet the requirements of Section 404 of SOX. Section 404 of SOX requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments beginning with our annual report for the year ending December 31, 2012. We and our independent auditors will be testing our internal controls pursuant to the requirements of Section 404 of SOX and could, as part of that documentation and testing, identify areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require additional personnel, specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and require a significant period of time to complete.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive and administrative offices are located in Park City, Utah, where we lease approximately 23,300 square feet of space pursuant to a lease that expires in February 2013 with an option to extend through February 2018. Our marketing offices are located in San Clemente, California, where we lease approximately 5,000 square feet of space pursuant to a lease that expires in November 2012. We recently signed a lease for approximately 11,000 square feet of office space in San Clemente, which expires in December 2016. We expect to move our marketing team to this office in mid-2012. Our Astro Gaming offices are located in San Francisco, California where we lease approximately 7,500 square feet of space pursuant to a lease that expires in January 2016. Our Asia operations offices are located in the Nanshan District of Shenzen, China, where we lease approximately 9,300 square feet pursuant to a lease that expires in September 2013. In January 2012, we entered into another lease in China that is located in the Jing’an District of Shanghai where we lease approximately 7,800 square feet pursuant to lease that expires in February 2018. In January 2012 we also entered into a lease for our European headquarters in Zurich, Switzerland, where we lease approximately 4,700 square feet pursuant to a lease that expires in January 2017.

Item 3.	Legal Proceedings

On November 23, 2010, Monster filed a lawsuit in Utah state court against us and one of our newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. On February 15, 2012, the parties reached a full settlement. In connection with the settlement, we incurred legal and settlement expenses, net of tax benefit, of $1.3 million in 2011 and expect to incur an additional estimated $800 thousand in legal expenses in the first quarter of 2012 associated with the matter. These represent one-time expenses associated with the settlement and we do not expect any additional expenses associated with this matter after the first quarter of 2012.

Additionally, we are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the NASDAQ Global Market (“NASDAQ”) under the symbol “SKUL” on July 20, 2011. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on the NASDAQ for each full quarterly period since our initial public offering (“IPO”).

	Highest	Lowest
2011
Third Quarter (commencing July 20, 2011)	$20.56	$13.06
Fourth Quarter	$19.13	$12.11

Holders

As of March 21, 2012, there were 51 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We plan to retain any earnings for the foreseeable future for our operations. We have never paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends.

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2011.

Use of Proceeds from the Initial Public Offering

Our initial public offering of common stock was made pursuant to a registration statement on Form S-1 (File No. 333-171923), which the Securities and Exchange Commission declared effective on July 19, 2011. In the offering, we sold an aggregate of 4,166,667 shares of common stock and certain selling stockholders sold 5,275,026 shares of common stock, at a price of $20.00 per share. The offering did not terminate until after the sale of all of the securities registered by the registration statement. BofA Merrill Lynch and Morgan Stanley acted as joint bookrunners for the offering. Jefferies, Piper Jaffray, KeyBanc Capital Markets and Raymond James acted as co-managers.

As a result of the offering, we raised a total of $83,333,000 in gross proceeds, or approximately $77,500,000 in net proceeds after deducting underwriting discounts and commissions and before deducting offering expenses. Upon the closing of the IPO, all shares of our preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, the convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5,575,000 was repaid with the IPO proceeds. We repaid the outstanding balance on the unsecured subordinated promissory note to existing stockholders of $7,323,000, the outstanding balance on the unsecured subordinated promissory note issued in connection with the management incentive bonus of $9,339,000, the additional stockholder payment of $17,500,000 relating to obligations under the securities purchase and redemption agreement and the contingent amount payable to stockholders of $3,783,000 with the IPO proceeds.

On August 26, 2011, we completed our purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB, for $18.6 million. The purchase was made by Skullcandy International GmbH (formerly Skullcandy International AG), a wholly owned subsidiary of Skullcandy, Inc. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. We paid the purchase price using proceeds from the IPO. The remaining IPO proceeds were used to pay down our revolving credit facility and for working capital and general corporate purposes.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2011, 2010 and 2009 and the selected consolidated balance sheet data at December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this 10-K, which have been audited by Ernst & Young LLP, independent registered public accounting firm. The selected consolidated statement of operations data for the years ended December 31, 2008 and 2007 and the selected consolidated balance sheet data at December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included in this annual report and which have been audited by Ernst & Young LLP. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$232,469	$160,583	$118,312	$80,380	$35,346
Cost of goods sold	116,930	75,078	60,847	41,120	18,162

Gross profit	115,539	85,505	57,465	39,260	17,184
Selling, general and administrative expenses	73,378	67,602	28,574	18,040	7,350

Income from operations	42,161	17,903	28,891	21,220	9,834
Other (income) expense	1,761	14,556	(111)	(54)	(13)
Interest expense	7,473	8,387	8,340	586	91

Income (loss) before income taxes and noncontrolling interests	32,927	(5,040)	20,662	20,688	9,756
Income tax expense	14,306	4,653	8,318	7,669	3,498

Net income (loss)	18,621	(9,693)	12,344	13,019	6,258
Net income attributable to noncontrolling interests	(4)	—	—	—	—
Deemed dividend on convertible preferred stock and preferred stock dividends	(17)	(30)	(9,993)	—	—

Net income (loss) attributable to Skullcandy, Inc.	$18,600	$(9,723)	$2,351	$13,019	$6,258

Net income (loss) per common share attributable to Skullcandy, Inc.:
Basic	$0.93	$(0.69)	$0.17	$0.77	$0.40
Diluted	0.79	(0.69)	0.12	0.53	0.28
Weighted average shares outstanding:
Basic	20,078,579	14,001,358	13,908,216	16,955,036	15,492,540
Diluted	23,573,962	14,001,358	19,584,866	24,766,700	22,059,940

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,302	$6,462	$1,732	$19,363	$590
Working capital	72,180	44,779	35,019	46,086	8,950
Total assets	168,611	93,324	57,650	63,039	18,546
Total debt	9,884	84,162	56,401	27,628	—
Redeemable convertible preferred stock	—	2,534	2,534	2,833	2,737
Total stockholders’ equity (deficit)	106,812	(22,357)	(18,435)	20,614	6,790
Other Financial Data:
EBITDA (1)	42,796	3,964	29,306	21,360	9,864
Adjusted EBITDA (1)	$46,219	$38,964	$30,838	$21,360	$9,864

(1)

EBITDA, for the periods presented, represents net income (loss) before interest expense, income taxes and depreciation and amortization. In 2011, Adjusted EBITDA gives further effect to the recording of additional other expense of one-time legal and settlement expenses associated with a lawsuit and settlement with Monster Cable Products, Inc. of $2.0 million and $1.4 million of other expense, which represents expenses related to a derivative liability associated with the second and third contingency payments paid pursuant to the securities purchase and redemption. In 2010, Adjusted EBITDA gives further effect to the recording of compensation expense associated with one-time charges of $17.5 million in management incentive bonuses and $2.9 million payable as additional consideration to certain employee stockholders pursuant to the securities purchase and redemption agreement, and to the recording of additional other expense of $14.6 million, which represents the fair value of amounts payable as additional consideration to non-employee stockholders associated with the second and third contingency payments paid pursuant to the securities purchase and redemption agreement. In 2009, Adjusted EBITDA gives effect to the recording of $1.5 million of compensation expense which reflects amounts paid to certain employees in excess of the fair value of the shares redeemed in connection with the securities purchase and redemption agreement. These expenses were one-time charges associated with a historical capital transaction and one-time legal and settlement expenses and management believes they do not correlate to the underlying performance of our business. As a result, we believe that adjusted EBITDA provides additional important information for measuring our performance, provides consistency and comparability with our past financial performance, facilitates period to period comparisons of our operations, and facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results. Our management team uses this metric to evaluate our business and we believe it is a measure used frequently by securities analysts and investors. Adjusted EBITDA does not represent, and should not be used as a substitute for income from operations or net income (loss) as determined in accordance with GAAP. Our definitions of EBITDA and adjusted EBITDA may differ from that of other companies.

The following table reconciles net income (loss) and EBITDA and adjusted EBITDA on a historical basis:

	Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income (loss)	$18,621	$(9,693)	$12,344	$13,019	$6,258
Net income attributable to noncontrolling interests	(4)	—	—	—	—
Income taxes	14,306	4,653	8,318	7,669	3,498
Interest expense	7,473	8,387	8,340	586	91
Other (income) expense	369	(60)	(111)	(54)	(13)
Depreciation and amortization	2,031	677	415	140	30

EBITDA	42,796	3,964	29,306	21,360	9,864
Compensation expense	—	20,384	1,532	—	—
Other (income) expense	1,392	14,616	—	—	—
Legal and settlement expenses associated with Monster Cable Products, Inc. litigation	2,031	—	—	—	—

Adjusted EBITDA	$46,219	$38,964	$30,838	$21,360	$9,864

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and other matters included elsewhere in this 10-K. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report, as well as the information presented under “Selected Consolidated Financial Data.”

Overview

Skullcandy became the world’s most distinct audiobrand by bringing color, character and performance to an otherwise monochromatic space; revolutionizing the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. From the award-winning, optic-inspired Roc Nation Aviator headphones to the evolutionary fitting FIX earbuds and a roster of the world’s finest athletes, musicians and artists, Skullcandy continues to redefine world-class audio performance and style. The Skullcandy name and distinctive logo have rapidly become icons and contributed to our leading market position, robust net sales growth and strong profitability and return on our invested capital.

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in more than 70 other countries around the world, with international sales representing approximately 20.6% and 19.3% of our net sales in 2011 and 2010, respectively. Sales to our former European distributor, 57 North, represented more than 10% of our net sales in 2010. We also offer products through our website, with online sales representing approximately 9.7% and 5.3% of our net sales in 2011 and 2010, respectively.

A number of industry trends have facilitated our growth to date, and we expect these trends to continue. The increasing use of portable media devices, such as Apple’s iPod, and smartphones with integrated music and video capabilities, such as Apple’s iPhone and third-party Android-based phones, has driven growth in the headphones and audio accessories markets. Our brand also benefits from the increasing popularity of action sports, particularly within the youth culture. Our consumer influencers are teens and young adults that associate themselves with skateboarding, snowboarding, surfing and other action sports. These consumers influence a broader consumer base that identifies with authentic action sports lifestyle brands. In addition, music is an integral part of the youth action sports lifestyle, and headphones have become an accessory worn to express individuality. We believe these trends provide us with an expanding consumer base for our products. Furthermore, we believe that these trends in preferences and lifestyles are not unique to the United States and are prevalent in a number of markets around the world.

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. During 2010, each of Target and Best Buy accounted for more than 10% of our net sales. During 2011, Best Buy continued to account for more than 10% of our net sales. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. We historically have primarily relied on two key manufacturers in China, Antonio Precise Products Manufactory and Guangzhou Sun Young Electronics Company for substantially all of our products. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” for a more complete discussion of the risks facing our business.

On April 22, 2011, we completed the purchase of substantially all the assets of Astro Gaming, Inc. for $10.8 million. Astro Gaming, Inc. is a leader in gaming headphones based in San Francisco, CA.

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

Corporate Information

This Form 10-K contains references to our trademarks Skullcandy®, Ink’d®, 2XL®, our skull logo and .. All other trademarks or trade names referred to in this prospectus are the property of their respective owners.

Basis of Presentation

Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy and Astro Gaming brand names. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. Domestic net sales are derived primarily from sales to our retailers, while our international net sales are primarily attributable to sales to our distributors.

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

Results of Operations

The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2011		2010		2009
Net sales	$232,469	100.0%	$160,583	100.0%	$118,312	100.0%
Cost of goods sold	116,930	50.3	75,078	46.8	60,847	51.4

Gross profit	115,539	49.7	85,505	53.2	57,465	48.6
Selling, general and administrative expenses	73,378	31.6	67,602	42.1	28,574	24.2

Income from operations	42,161	18.1	17,903	11.1	28,891	24.4
Other (income) expense	1,761	0.8	14,556	9.1	(111)	(0.1)
Interest expense	7,473	3.2	8,387	5.2	8,340	7.0

Income (loss) before income taxes and noncontrolling interests	32,927	14.2	(5,040)	(3.1)	20,662	17.5
Income tax expense	14,306	6.2	4,653	2.9	8,318	7.0

Net income (loss)	18,621	8.0	(9,693)	(6.0)	12,344	10.4
Net income attributable to noncontrolling interests	(4)	—	—	—	—	—
Deemed dividend on redemption of redeemable convertible preferred stock and preferred stock dividends	(17)	—	(30)	—	(9,993)	(8.4)

Net income (loss) attributable to Skullcandy, Inc.	$18,600	8.0%	$(9,723)	(6.1)%	$2,351	2.0%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Net sales increased $71.9 million, or 44.8%, to $232.5 million in 2011 from $160.6 million in 2010.

Domestic net sales increased $41.1 million, or 34.0%, to $162.1 million, or 69.7% of our net sales in 2011 from $121.0 million, or 75.4% of our net sales in 2010. The domestic increase was driven by increased sales to existing retail customers as well as the addition of new retailers. Sales to our top ten domestic customers increased 29.9% and accounted for approximately 46.1% of net sales in 2011 versus 51.3% in 2010.

International net sales, which consist primarily of net sales in Europe and Canada, increased $16.8 million, or 54.2%, to $47.8 million, or 20.6% of our net sales in 2011 from $31.0 million, or 19.3% of our net sales in 2010. Net sales in Europe increased $12.6 million, or 72.5%, to $30.0 million in 2011 from $17.4 million in 2010. We began our direct distribution model in Europe on August 26, 2011 in connection with the acquisition of Kungsbacka 57 AB, a subsidiary of 57 North, former exclusive distributor in Europe. Net sales made prior to August 26, 2011 in Europe were to 57 North. Net sales in 2010 in Europe were negatively affected by a legal dispute and accompanying arbitration proceeding with our former exclusive European distributor. The arbitration was resolved in the third quarter of 2010.

Online net sales increased $14.0 million, or 163.2%, to $22.6 million, or 9.7% of our net sales in 2011 from $8.6 million, or 5.3% of our net sales in 2010. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011 which sells products through the site astrogaming.com. Net online sales related to Astro Gaming, Inc. from April 21, 2011 through December 31, 2011 were $8.4 million.

Gross Profit

Gross profit increased $30.0 million, or 35.1%, to $115.5 million in 2011 from $85.5 million in 2010. Gross profit as a percentage of net sales, or gross margin, decreased 3.5 percentage points to 49.7% in 2011 from 53.2% in 2010. The decrease was primarily a result of a shift in sales mix to lower margin products. The decrease in gross margin was also a result of the sale of inventory that was acquired from Astro Gaming, Inc. and Kungsbacka 57 AB that was recorded at fair value under the acquisition method of accounting. Excluding the $828 thousand increase in cost of goods sold for Astro Gaming, Inc. related to the step-up in fair of inventory in acquisition accounting, gross margin would have been 50.1%. Gross margin of our European segment from August 26, 2011 through December 31, 2011 was 42.0%. We anticipate gross margin increasing on a full-year basis in 2012, as new sourcing initiatives and a higher mix of direct international sales are expected to benefit gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.8 million, or 8.5%, to $73.4 million in 2011 from $67.6 million in 2010. The expenses in 2010 included $17.5 million in compensation expense related to management incentive bonuses and $2.9 million in compensation expense as additional consideration to certain employee stockholders pursuant to the securities purchase and redemption agreement. Our obligations under the securities purchase and redemption agreement were completed upon consummation of our IPO. The absence of compensation expenses associated with the securities purchase and redemption agreement was offset in 2011 by an increase in recurring payroll and benefits expenses as a result of increased employee headcount to support planned growth. Headcount increased from approximately 180 employees as of December 31, 2010 to approximately 290 employees as of December 31, 2011. As a result of these factors, payroll and benefits expenses decreased $12.3 million or 33.6%. Marketing expenses increased $8.6 million or 58.1% due to higher expenses associated with in-store advertising, in-store displays, trade show attendance, event and athlete sponsorships and promotional products. Professional and legal expenses increased $3.1 million primarily due to $2.0 million of legal and settlement expenses related to a lawsuit with Monster Cable Products, Inc. (“Monster”). As a percentage of net sales, selling, general and administrative expenses decreased 10.5 percentage points to 31.6% in 2011 from 42.1% in 2010.

Income from Operations

As a result of the factors above, income from operations increased $24.3 million, or 135.5%, to $42.2 million in 2011 from $17.9 million in 2010. Income from operations as a percentage of net sales increased 7.0 percentage points to 18.1% in 2011 from 11.1% in 2010.

Other Expense

Other expense decreased $12.8 million, or 87.9%, to $1.8 million in 2011 from $14.6 million in 2010. The 2011 other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010. The amount became fixed at $3.8 million upon the consummation of our IPO in July 2011 and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011. We also recorded net losses resulting from foreign exchange transactions of $364 thousand in 2011. The 2010 amount of other expense consisted of $14.6 million resulting from recording the fair value of amounts payable to non-employee stockholders as additional consideration pursuant to the securities purchase and redemption agreement.

Interest Expense

Interest expense decreased $0.9 million to $7.5 million in 2011 from $8.4 million in 2010. Interest expense decreased by approximately $3.3 million due to the elimination of all long term debt in July of 2011. All long-term debt was paid with the IPO proceeds or was converted to common stock. This decrease was offset by an increase in interest expense of $2.4 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred in connection with the IPO. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15.1 million as of December 31, 2010 using an implied interest rate of 5%. As of July 19, 2011, when the IPO became effective, the amount payable was accreted to its stated value of $17.5 million. The amount payable was paid on July 29, 2011.

Income Taxes

Income taxes were $14.3 million in 2011 compared to $4.7 million in 2010. Our effective tax rate for 2011 and 2010 was 43.5% and (92.3%), respectively. The change in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second contingent payment and third contingent payment pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes. The effective tax rate in 2011 differs from the U.S. federal statutory rate of 35% primarily due to incentive stock options and expenses incurred during the year related to the IPO that were not deductible for tax purposes. The amounts incurred in 2011 that were not tax deductible consisted of a $2.4 million expense related to the second contingent payment pursuant to the securities purchase and redemption agreement and a $1.4 million expense related to the third contingent payment pursuant to the securities purchase and redemption agreement that were incurred in connection with the closing of the IPO.

Net Income (loss)

As a result of the factors above, net income increased $28.3 million to $18.6 million in 2011 from a net loss of $9.7 million in 2010.

Noncontrolling Interest

Noncontrolling interest for 2011 consists of net income from our Mexico joint venture that is attributable to the other partner in the joint venture.

Preferred Stock Dividends

Preferred stock dividends were immaterial in 2011 and 2010.

Net Income (Loss) Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. increased $28.3 million to $18.6 million from a net loss of $9.7 million in 2010.

Segment Information

We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following that acquisition we began to operate in two segments –North America and Europe. Included in the North America segment are international net sales of $33.8 million that represent products that were sold from the United States to retailers and distributors in other countries, including Europe, prior to the acquisition of Kungsbacka 57 AB on August 26, 2011. The North America segment primarily consists of Skullcandy and Astro Gaming product sales from customers in the United States, Canada and Mexico (through our joint venture). The European segment includes activity from August 26, 2011 through December 31, 2011 and primarily includes Skullcandy product sales generated from customers in Europe that are served by our European operations. Net sales in North America and Europe were $218.4 million and $14.0 million, respectively. Gross profit in North America and Europe was $109.6 million and $5.9 million, respectively. Gross margin in North America and Europe was 50.2% and 42.0%, respectively. The lower gross margin in the European segment was primarily a result of the sale of inventory that was acquired from Kungsbacka 57 AB that was recorded at fair value under the acquisition method of accounting. Operating income in North America and Europe was $38.9 million and $3.2 million. For further discussion of the changes in net sales, gross profit and income from operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales

Net sales increased $42.3 million, or 35.7%, to $160.6 million in 2010 from $118.3 million in 2009. This increase primarily reflects a $30.8 million increase in net sales to large national retailers, including Best Buy and Target, driven by increased volumes to existing retailers and the addition of new retailers. Online net sales increased $3.9 million compared to the prior period. During 2010 and 2009 we operated in only one segment.

Domestic net sales increased $43.8 million, or 51.1%, to $129.6 million, or 80.7% of our net sales in 2010 from $85.8 million, or 72.5% of our net sales in 2009. This increase primarily reflects a $30.8 million increase in net sales to large national retailers as noted above.

International net sales, which consist primarily of net sales in Europe and Canada, decreased $1.5 million, or 4.8%, to $31.0 million, or 19.3% of our net sales in 2010 from $32.5 million, or 27.5% of our net sales in 2009. This decrease was primarily attributable to a 7.0% decrease in net sales in Europe attributable to a legal dispute and accompanying arbitration proceeding with our former exclusive European distributor. The arbitration was resolved in the third quarter of 2010.

Gross Profit

Gross profit increased $28.0 million, or 48.8%, to $85.5 million in 2010 from $57.5 million in 2009. Gross profit as a percentage of net sales, or gross margin, increased 4.6 percentage points to 53.2% in 2010 from 48.6% in 2009. The increase in gross margin was largely a result of an increase in domestic net sales, where our margins are generally higher relative to international net sales because we sell directly to retailers rather than through distributors. In addition, the higher gross margin was the result of a shift in sales mix to higher margin products and more favorable pricing with certain retailers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $39.0 million, or 136.4%, to $67.6 million in 2010 from $28.6 million in 2009. This increase was primarily the result of a $28.8 million increase in wages and salary expense, which was driven primarily by our recognition of one-time charges of $17.5 million in management incentive bonuses and $2.9 million payable as additional consideration to certain employee stockholders pursuant to the securities purchase and redemption agreement. This increase was also due to a $5.2 million increase in advertising and marketing expenses, driven by increased marketing spend on in-store advertising and in-store displays, as well as costs associated with attending and sponsoring a higher number of trade shows and events. The balance of the increase resulted from growing our employee base during the year to support our growth and increased sales commission expenses resulting from increased net sales. Selling, general and administrative expenses in 2010 included $1.0 million of outside legal fees related to the arbitration proceeding as noted above. As a percentage of net sales, selling, general and administrative expenses increased 19.2 percentage points to 42.1% in 2010 from 24.2% in 2009.

Income from Operations

As a result of the factors above, income from operations decreased $11.0 million, or 38.1%, to $17.9 million in 2010 from $28.9 million in 2009. Income from operations as a percentage of net sales decreased 13.3 percentage points to 11.1% in 2010 from 24.4% in 2009.

Other (Income) Expense

Other (income) expense consisted primarily of $14.6 million resulting from recording the fair value of amounts payable to non-employee stockholders as additional consideration pursuant to the securities purchase and redemption agreement.

Interest Expense

Interest expense increased $0.1 million to $8.4 million in 2010 from $8.3 million in 2009. Interest expense in 2010 was relatively consistent with 2009 as a result of lower expense associated with paying down unsecured debt, offset by greater use of our credit facility.

Income Taxes

Income taxes were $4.7 million in 2010 compared to $8.3 million in 2009. Our effective tax rate for 2010 and 2009 was (92.3)% and 40.3%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of the additional consideration payable to stockholders that redeemed shares pursuant to the securities purchase and redemption agreement.

Net Income (loss)

As a result of the factors above, net income decreased $22.0 million, or 178.9%, to a net loss of $9.7 million in 2010 from net income of $12.3 million in 2009.

Deemed Dividend and Preferred Stock Dividends

Preferred stock dividends were immaterial in 2010 and 2009. The deemed dividend on the redemption of redeemable convertible preferred stock was approximately $10.0 million in 2009. This represents amounts paid in excess of the stated value on the Series A and B preferred stock.

Net Income (Loss) Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. decreased $12.1 million to a net loss of $9.7 million from net income of $2.4 million in 2010.

Selected Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2011. The information for each quarter is derived from our unaudited interim consolidated financial statements, which we have prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
	(in thousands, except share and per share data)
Net sales	$83,413	$60,641	$52,397	$36,018	$64,643	$38,493	$35,789	$21,658
Cost of goods sold	41,786	31,843	25,598	17,703	28,449	18,487	17,482	10,660

Gross profit	41,627	28,798	26,799	18,315	36,194	20,006	18,307	10,998
Selling, general and administrative expenses	21,183	20,571	17,225	14,399	37,396	13,288	9,346	7,572

Income (loss) from operations	20,444	8,227	9,574	3,916	(1,202)	6,718	8,961	3,426
Other (income) expense	45	1,734	(5)	(13)	6,935	3,813	2,282	1,526
Interest expense	84	334	397	274	309	675	381	180
Interest expense-related party	—	2,767	1,893	1,724	1,519	1,775	1,539	2,009

Income (loss) before income taxes	20,315	3,392	7,289	1,931	(9,965)	455	4,759	(289)
Income tax (benefit) expense	7,983	2,440	3,031	852	(234)	1,683	2,692	512

Net income (loss)	12,332	952	4,258	1,079	(9,731)	(1,228)	2,067	(801)
Net loss attributable to noncontrolling interests	(11)	7	—	—	—	—	—	—
Preferred stock dividends	—	—	(8)	(9)	(8)	(8)	(7)	(7)

Net income (loss) attributable to Skullcandy, Inc.	$12,321	$959	$4,250	$1,070	$(9,739)	$(1,236)	$2,060	$(808)

Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.45	$0.04	$0.30	$0.08	$(0.69)	$(0.09)	$0.15	$(0.06)
Diluted	0.44	0.04	0.22	0.05	(0.69)	(0.09)	0.11	(0.06)
Weighted average common shares outstanding
Basic	27,241,718	24,427,591	14,248,276	14,177,352	14,120,316	14,068,283	13,946,277	13,839,966
Diluted	27,968,585	26,262,943	19,755,269	19,676,916	14,120,316	14,068,283	19,128,801	13,839,966

Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. In 2011, approximately 62.0% of our net sales, 61.0% of our gross profit and 68.0% of our operating income were generated in the second half of the year. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically borrowed under our credit facility.

Selling, general and administrative expenses in the fourth quarter 2011 include $1.3 million of legal and settlement expenses related to a lawsuit with Monster Cable Products, Inc. The selling, general and administrative expenses in the fourth quarter 2010 include $17.5 million in compensation expense related to management incentive bonuses and $2.9 million in compensation expense as additional consideration to certain employee stockholders pursuant to the securities purchase and redemption agreement.

Other expense in the third quarter 2011 includes $1.4 million related to a derivative liability associated with the second and third contingency payments paid pursuant to the securities purchase and redemption. Other expense in the fourth, third, second and first quarters of 2010 includes $7.0 million, $3.8 million, $2.3 million and $1.5 million, respectively, of expenses related to the fair value of amounts payable as additional consideration to non-employee stockholders associated with the second and third contingency payments paid pursuant to the securities purchase and redemption agreement.

Interest expense in the third quarter of 2011 includes $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was recognized upon completion of our initial public offering.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Cash and cash equivalents at beginning of year	$6,462	$1,732	$19,363
Net cash provided by operating activities	28,803	16,633	11,759
Net cash used in investing activities	(37,052)	(2,939)	(1,308)
Net cash provided by (used in) financing activities	25,114	(8,964)	(28,082)
Effect of exchange rate changes on cash and cash equivalents	(25)	—	—

Cash and cash equivalents at end of year	$23,302	$6,462	$1,732

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, loss on disposal of property and equipment, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.

In 2011, net cash provided by operating activities was $28.8 million and consisted of net income of $18.6 million plus $15.2 million for non-cash items, less $5.0 million for working capital and other activities. Non-cash items consisted primarily of $2.0 million in depreciation and amortization, $805 thousand of deferred income taxes, $6.6 million of noncash interest expense and $5.2 million of stock-based compensation expense. Working capital and other activities, net of effects of acquisitions, consisted primarily of increases in accounts receivable of $4.2 million, inventory of $14.0 million and prepaid expenses and other of $4.6 million, partially offset by increases in accounts payable of $7.6 million, income taxes payable of $8.5 million and accrued liabilities and other current liabilities of $1.7 million.

In 2010, net cash provided by operating activities was $16.6 million and consisted of net loss of $9.7 million plus $44.7 million for non-cash items, less $18.4 million for working capital and other activities. Non-cash items consisted primarily of $17.5 million related to payments pursuant to our management incentive plan and $17.5 million of additional consideration payable to certain stockholders pursuant to the securities purchase and redemption agreement. Working capital and other activities consisted primarily of increases in accounts receivable of $19.8 million, inventory of $4.7 million, prepaid expenses and other of $3.5 million and income taxes payable of $4.5 million, partially offset by increases in accounts payable of $8.2 million and in accrued liabilities and other current liabilities of $5.9 million

In 2009, net cash provided by operating activities was $11.8 million and consisted of net income of $12.3 million, plus $5.6 million for non-cash items, which included $4.2 million of non-cash interest expense, less $6.2 million for working capital and other activities. Working capital and other activities consisted primarily of increases in accounts receivable of $5.3 million and in inventory of $8.4 million, partially offset by increases in accounts payable of $2.4 million, accrued liabilities and other current liabilities of $2.3 million and restricted cash of $2.3 million.

Net Cash Used in Investing Activities.

In 2011, net cash used in investing activities consisted of $7.6 million for purchase of property and equipment, $10.8 million for the acquisition of Astro Gaming, Inc. and $18.6 million for the acquisition of Kungsbacka 57 AB.

In 2010 and 2009, net cash used in investing activities relates almost entirely to purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities.

In 2011, net cash provided by financing activities was $25.1 million and consisted of proceeds from issuance of common stock, net of issuance costs, of $69.9 million, repayments of long term debt of $46.8 million, repayments on our bank line of credit of $919 thousand, proceeds from exercise of stock options of $1.1 million and the related income tax benefit of $1.2 million and a capital contribution by our joint venture partner of $600 thousand.

In 2010, net cash used in financing activities was $9.0 million and consisted primarily of $20.7 million in payments made to stockholders partially offset by borrowings on the line of credit of $10.8 million.

In 2009, net cash used in financing activities was $28.1 million and consisted primarily of $28.6 million paid to repurchase shares of our common stock and redeem convertible preferred stock.

We believe that our cash, cash flow from operating activities, available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

In December 2010, in recognition of the likelihood that the bonus pool under our previously existing management incentive plan would ultimately be funded at the maximum level based on our IPO, our board of directors determined to pay out the bonus pool on December 31, 2010 and to recognize the associated compensation expense at that time. Accordingly, on December 31, 2010, we issued subordinated promissory notes, which we refer to as the 2010 notes, to each of the participants in the management incentive plan in an aggregate principal amount of $16.5 million. Upon issuance of the 2010 notes, each recipient was entitled to an immediate payment in an amount sufficient to satisfy all tax obligations of the recipient arising in connection with the issuance of the 2010 notes. The 2010 notes bore interest at a rate of 3.3% per annum, with all unpaid principal and interest amounts payable on the earlier of December 31, 2012, the tenth business day following a qualified IPO, the tenth business day following a sale of a majority ownership interest in us or upon the occurrence of certain events of default. In connection with the issuance of the 2010 notes, the management incentive plan was terminated. Concurrent with the issuance of the 2010 notes, we also amended our securities purchase and redemption agreement. The 2010 notes were paid in full on July 29, 2011 from the proceeds of the IPO.

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At December 31, 2011 total borrowings were $9.9 million and we had $18.3 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.50% or (ii) Eurodollar Rate (as defined in the credit facility) plus 3.0%. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At December 31, 2011, we were in compliance with all financial covenants.

In October 2011, we entered into a first amendment and waiver to revolving credit and security agreement, or the amendment. The amendment increased the amount of allowable capital expenditures to $6.0 million annually and waived any past non-compliance with the capital expenditure covenant. Under the amendment, we may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.00% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows us to enter into foreign currency contracts with the lenders to hedge our foreign currency risk.

On March 6, 2012, we entered into an amendment to revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures to $12.0 million

In February 2009, we issued an unsecured subordinated promissory note, which we refer to as the 2009 note, in aggregate principal amount of $25.0 million to certain of our stockholders. The note bore interest at 11% per annum and was set to mature on February 3, 2013. The principal balance outstanding on the 2009 note of $7.3 million was paid in full on July 29, 2011 from the proceeds of the IPO. In November 2008, we issued a convertible note in the amount of $29.8 million to Goode Skullcandy Holdings, or Goode. Goode had the option to convert the note, subject to certain adjustments, into 3,862,124 shares of our common stock at any time before the maturity of the convertible note on November 28, 2013. Simultaneously with the consummation of a qualified IPO, we had the option to require the holders to exercise their conversion right or, in the alternative, accept the principal amount plus all accrued and unpaid interest in full. In connection with the IPO, the holders agreed to convert the convertible note into shares of our common stock. Upon the closing of the IPO, our convertible note converted into 3,862,124 shares of common stock and the related accrued interest of $5.6 million was repaid on July 28, 2011.

Contractual Obligations and Commitments

The following table summarizes, as of December 31, 2011, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Operating lease obligations	$3,093	$936	$1,878	$279	$—
Sponsorship agreements	1,160	848	312	—	—

Total	$4,253	$1,784	$2,190	$279	$—

We lease office space under non-cancelable operating leases. The leases expire at various dates through 2016, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

We have contractual relationships with certain of our sponsored athletes, DJs, musicians and artists, whereby we compensate them for promoting our products or pay them a royalty on sales of their signature headphones. Sponsorship arrangements are typically structured to give our sponsored team members financial incentives to maintain a highly visible profile with our products. Our contracts typically have a one- year term, with some providing for a two year term, and grant us a license for the use of their names and likenesses, and typically require them to maintain exclusive association with our headphones. In turn, we agree to make cash payments to our sponsored team members for wearing our products during various public appearances, in magazine shoots and on the podium after certain competitive victories. In addition to cash payments, we also generally provide limited complimentary products for their use, and reimburse certain travel expenses incurred in conjunction with promoting our products.

Indemnification

We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011.

Stock Repurchase

Pursuant to the securities purchase and redemption agreement, in February 2009, we repurchased 4,826,402 shares of common stock, 73,289 shares of Series A preferred stock and 6,255 shares of Series B preferred stock from existing stockholders for an aggregate purchase price of $55.2 million. The purchase price consisted of approximately $30.0 million in cash, which funds were primarily obtained from the convertible note issued in November 2008, $168,000 in proceeds from exercise of options on common stock, and $25.0 million in the form of unsecured subordinated promissory notes. Amounts paid in excess of the stated value on the Series A and B preferred stock are reflected as a deemed dividend in arriving at net income available to common stockholders during 2009.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported net sales and expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

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

Inventories

We value inventories at the lower of the cost or the current estimated market value of the inventory. Substantially all of our inventory is comprised of finished goods. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including the following:

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

Long-Lived Assets Including Goodwill and Intangible Assets

We review property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during 2011, 2010 and 2009.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill or intangible asset impairment charges in 2011, 2010 and 2009.

We amortize our intangible assets with definite lives over their estimated useful lives and review these assets for impairment. We are currently amortizing our acquired intangible assets with definite lives over periods ranging between three to ten years.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.

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

We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of several unrelated public companies within our industry because we have little information on the volatility of the price of our common stock since we have no trading history prior to our IPO on July 19, 2011. When making the selections of our industry peer companies to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.

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

Disclosure of Impact of Recently Issued Accounting Standards

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 –Summary of Significant Accounting Policies in the notes to consolidated financial statements.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At December 31, 2011, total borrowings were $9.9 million and we had $18.3 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the twelve months ended December 31, 2011, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and expenses of our international subsidiaries that are denominated in currencies other than their functional currencies. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our consolidated statement of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars. We do not enter into foreign currency exchange contracts to hedge the translation of operating results and financial position of our international subsidiaries.

We use various foreign currency exchange contracts as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. On the date we enter into a derivative contract, we designate the derivative as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on an ongoing basis in accordance with our risk management policy. Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. We enter into forward exchange and other derivative contracts with major banks and are exposed to foreign currency losses in the event of nonperformance by these banks. We anticipate, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, we do not obtain collateral or other security to support the contracts.

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

Outstanding Orders

We typically receive the bulk of our orders from retailers approximately three weeks prior to the date the products are to be shipped and from distributors approximately six weeks prior to the date the products are to be shipped. Generally, these orders are not subject to cancellation prior to the date of shipment. Retailers regularly request reduced order lead-time, which puts pressure on our supply chain. Our open order book varies by season, with the highest level occurring during the fourth quarter.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements and Schedules listed in the Index to Financial Statements, Schedules and Exhibits on page F-1 are filed as part of this annual report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management and our independent registered public accounting firm will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012.

We believe we will have adequate resources and expertise, both internal and external, in place to meet these requirements. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of the applicable date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Item 9B.	Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this annual report from our proxy statement relating to our 2012 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2011.

Item 10.	Directors, Executive Officers and Corporate Governance.

Information about our directors and executive officers required by this item is included in “Directors, Executive Officers and Corporate Governance” in the Proxy Statement, which is incorporated herein by reference.

Item 11.	Executive Compensation.

Information required by this item is included in “Compensation Discussion and Analysis and Executive Compensation” in the Proxy Statement, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is included in “Security Ownership of Certain Beneficial Owners and Equity Compensation Plan Information” in the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Information required by this item is included in “Certain Relationships and Related Person Transactions, and Corporate Governance” in the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information required by this item is included in “Pre-Approval of Audit and Non-Audit Services” in the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of this annual report include:

1.	Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as part of this annual report on Form-10K.

2.	Financial Statement Schedules and Other. All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed below are filed as part of this annual report on Form 10-K.

4.	(A) Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Skullcandy, Inc. (incorporated by reference to Exhibit 3.3 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

3.2	Amended and Restated Bylaws of Skullcandy, Inc. (incorporated by reference to Exhibit 3.5 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

4.2A	Security Holders Agreement, dated November 28, 2008, by and among Skullcandy, Inc., the security holders listed on Exhibit A thereto and Goode Skullcandy Holdings LLC (incorporated by reference to Exhibit 4.2 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

4.2B	Amendment to Security Holders Agreement, dated June 16, 2011, by and among Skullcandy, Inc. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 4.2(B) to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

4.3	Modification Agreement, dated December 31, 2010, by and among Skullcandy, Inc., the selling holders listed thereto and Goode Skullcandy Holdings LLC (incorporated by reference to Exhibit 4.3 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.1	Revolving Credit and Security Agreement, dated August 31, 2010, by and among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as a borrower thereto from time to time (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.2	First Amendment and Waiver to Revolving Credit and Security Agreement, dated October 25, 2011, by and among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as a borrower thereto from time to time (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on October 21, 2011)

10.3	Amendment to Revolving Credit and Security Agreement, dated March 6, 2012, by and among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as a borrower thereto from time to time (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on March 8, 2012)

10.4	Unsecured Subordinated Promissory Note, dated February 3, 2009, by and among Skullcandy, Inc. and the parties listed as a Subordinated Lender therein (incorporated by reference to Exhibit 10.2 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

Exhibit No.	Description of Exhibit

10.5	Amendment to Unsecured Subordinated Promissory Note, dated August 31, 2010, by and among Skullcandy, Inc. and the agent for the Subordinated Lenders (incorporated by reference to Exhibit 10.3 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.6	Form of Convertible Secured Promissory Note (incorporated by reference to Exhibit 10.4 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on June 1, 2011)

10.7	Amendment to Convertible Promissory Note and Security Agreement, dated December 16, 2008 by and between Skullcandy, Inc. and Goode Skullcandy Holdings LLC (incorporated by reference to Exhibit 10.5 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.8	Amendment to Convertible Promissory Note, dated August 31, 2010 by and between Skullcandy, Inc. and Goode Skullcandy Holdings LLC (incorporated by reference to Exhibit 10.6 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.9	Form of Subordinated Promissory Note, dated December 31, 2010, by and between Skullcandy, Inc. and each of certain Key Employees (incorporated by reference to Exhibit 10.7 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.10	Lease Agreement, dated August 27, 2007, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.8 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.11	Lease Addendum No. 1, dated June 18, 2008 by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.9 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.12	Lease Addendum No. 2, dated July 21, 2010 by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.10 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.13	Lease Addendum No. 3, dated September 2, 2010 by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.11 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.14	Master Services Agreement, dated July 16, 2010, by and between Skullcandy, Inc. and UPS Supply Chain Solutions, Inc. (incorporated by reference to Exhibit 10.12 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.15	2005 Stock Plan (incorporated by reference to Exhibit 10.13 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.16A	Form of Stock Option Agreement under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.16B	Form of Stock Option Agreement under the 2005 Stock Plan — With Early Exercise Option (incorporated by reference to Exhibit 10.14(B) to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.17	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.18	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

Exhibit No.	Description of Exhibit

10.19	2011 Incentive Award Plan (incorporated by reference to Exhibit 10.17 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.20	Form of Stock Option Agreement under the 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.21	Employment and Non-Compete Agreement, dated November 28, 2008, by and between Skullcandy, Inc. and Richard Alden (incorporated by reference to Exhibit 10.19 to Skullcandy, Inc.’s Registration Statement of Form S-1, filed on January 28, 2011)

10.22	Board of Directors Services Agreement, dated March 21, 2011, by and between Skullcandy, Inc. and Richard Alden (incorporated by reference to Exhibit 10.20 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on April 28, 2011)

10.23	Employment and Non-Compete Agreement, dated November 28, 2008, by and between Skullcandy, Inc. and Jeremy Andrus (incorporated by reference to Exhibit 10.20 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.24	Offer letter, dated September 2, 2010, by and between Skullcandy, Inc. and Aaron Behle (incorporated by reference to Exhibit 10.22 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on June 1, 2011)

10.25	Offer letter, dated May 21, 2010, by and between Skullcandy, Inc. and Mitch Edwards (incorporated by reference to Exhibit 10.23 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on June 6, 2011)

10.26	Separation Agreement, dated March 5, 2012, by and between Skullcandy, Inc. and Mitch Edwards (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on March 5, 2012)

10.27	Offer letter, dated August 15, 2008, by and between Skullcandy, Inc. and Dan Levine (incorporated by reference to Exhibit 10.24 to Skullcandy, Inc.’s Registration Statement of Form S-1/A, filed on June 1, 2011)

10.28	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.29	International Distribution Agreement, dated November 13, 2006, by and between Skullcandy, Inc. and 57 North AB (incorporated by reference to Exhibit 10.25 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.30	Share Purchase Agreement, dated August 26, 2011, by and among Skullcandy, Inc., Skullcandy International AG, and 57 North AB (incorporated by reference to Exhibit 2.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on August 31, 2011)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 18, 2011)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

Exhibit No.	Description of Exhibit

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKULLCANDY, INC.

By:	/s/ MITCH EDWARDS
Mitch Edwards
Chief Financial Officer and General Counsel

March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 23, 2012.

SIGNATURE	TITLE

/s/ JEREMY ANDRUS Jeremy Andrus	President and Chief Executive Officer

/s/ MITCH EDWARDS Mitch Edwards	Chief Financial Officer (Principal Accounting and Financial Officer) and General Counsel

/s/ JEFF KEARL Jeff Kearl	Chairman of the Board

/s/ RICK ALDEN Rick Alden	Director

/s/ DOUG COLLIER Doug Collier	Director

/s/ SCOTT OLIVET Scott Olivet	Director

/s/ GREG WARNOCK Greg Warnock	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	F-4
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Skullcandy, Inc.

We have audited the accompanying consolidated balance sheets of Skullcandy, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skullcandy, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 23, 2012

SKULLCANDY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$23,302	$6,462
Accounts receivable, net	50,616	46,676
Inventories	43,975	22,560
Prepaid expenses and other current assets	8,499	5,157
Deferred taxes	3,978	3,711

Total current assets	130,370	84,566
Property and equipment, net	10,294	3,967
Intangibles	13,678	561
Goodwill	13,867	—
Deferred financing fees	402	3,800
Deferred taxes	—	430

Total assets	$168,611	$93,324

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$23,206	$13,456
Accrued liabilities	25,100	15,529
Bank line of credit	9,884	10,802

Total current liabilities	58,190	39,787
Deferred taxes	3,609	—
Long term debt	—	4,104
Long term debt, related party, net of unamortized discounts of $0 and $1,361 as of December 31, 2011 and 2010, respectively	—	69,256
Commitments and contingencies
Redeemable convertible preferred stock, par value $0.0001 per share; no shares authorized, issued and outstanding at December 31, 2011; 411,379 shares authorized, 401,254 shares issued and 321,710 shares outstanding at December 31, 2010, (aggregate liquidation preference of $0 and $2,736 at December 31, 2011 and 2010), respectively	—	2,534
Stockholders’ equity (deficit):
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2011; no shares authorized, issued and outstanding at December 31, 2010	—	—
Common stock, par value $0.0001 per share; 200,000,000 shares authorized, 32,082,293 shares issued and 27,255,891 shares outstanding at December 31, 2011; 200,000,000 shares authorized, 18,977,560 shares issued and 14,151,158 shares outstanding at December 31, 2010, respectively	3	1
Treasury stock, 4,826,402 shares at cost at December 31, 2011 and 2010, respectively	(43,294)	(43,294)
Additional paid-in capital	119,042	9,197
Accumulated other comprehensive income	118	—
Retained earnings	30,339	11,739

Total Skullcandy stockholders’ equity (deficit)	106,208	(22,357)
Noncontrolling interests	604	—

Total stockholders’ equity (deficit)	106,812	(22,357)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$168,611	$93,324

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2011	2010	2009
Net sales	$232,469	$160,583	$118,312
Cost of goods sold	116,930	75,078	60,847

Gross profit	115,539	85,505	57,465
Selling, general and administrative expenses	73,378	67,602	28,574

Income from operations	42,161	17,903	28,891
Other (income) expense	1,761	14,556	(111)
Interest expense	1,089	1,545	716
Interest expense—related party	6,384	6,842	7,624

Income (loss) before income taxes and noncontrolling interests	32,927	(5,040)	20,662
Income taxes	14,306	4,653	8,318

Net income (loss)	18,621	(9,693)	12,344
Net income attributable to noncontrolling interests	(4)	—	—
Deemed dividend on redemption of redeemable convertible preferred stock and preferred stock dividends	(17)	(30)	(9,993)

Net income (loss) attributable to Skullcandy, Inc.	$18,600	$(9,723)	$2,351

Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.93	$(0.69)	$0.17
Diluted	0.79	(0.69)	0.12
Weighted average common shares outstanding
Basic	20,078,579	14,001,358	13,908,216
Diluted	23,573,962	14,001,358	19,584,866

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of dollars, except share information)

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Skullcandy Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2009	401,254	2,883	17,800,566	1	—	1,473	—	19,140	20,614	—	20,614
Net income	—	—	—	—	—	—	—	12,344	12,344	—	12,344
Exercise of warrants	—	—	52,500	—	—	1	—	—	1	—	1
Exercise of stock options	—	—	579,950	—	—	395	—	—	395	—	395
Vesting of restricted stock	—	—	208,740	—	—	77	—	—	77	—	77
Stock-based compensation	—	—	—	—	—	871	—	—	871	—	871
Dividends accrued	—	—	—	—	—	—	—	(29)	(29)	—	(29)
Purchases of treasury stock	—	—	(4,826,402)	—	(43,294)	—	—	—	(43,294)	—	(43,294)
Redemption of Series A and B redeemable convertible preferred stock	(79,544)	(349)	—	—	—	—	—	(9,993)	(9,993)	—	(9,993)
Tax benefit related to stock options	—	—	—	—	—	579	—	—	579	—	579

Balance at December 31, 2009	321,710	2,534	13,815,354	1	(43,294)	3,396	—	21,462	(18,435)	—	(18,435)
Net income	—	—	—	—	—	—	—	(9,693)	(9,693)	—	(9,693)
Exercise of stock options	—	—	292,418	—	—	284	—	—	284	—	284
Vesting of restricted stock	—	—	43,386	—	—	41	—	—	41	—	41
Stock-based compensation	—	—	—	—	—	4,764	—	—	4,764	—	4,764
Dividends accrued	—	—	—	—	—	—	—	(30)	(30)	—	(30)
Tax benefit related to stock options	—	—	—	—	—	712	—	—	712	—	712

Balance at December 31, 2010	321,710	2,534	14,151,158	1	(43,294)	9,197	—	11,739	(22,357)	—	(22,357)
Net income	—	—	—	—	—	—	—	18,617	18,617	4	18,621
Exercise of stock options	—	—	557,134	—	—	1,140	—	—	1,140	—	1,140
Vesting of restricted stock	—	—	11,088	—	—	32	—	—	32	—	32
Stock-based compensation	—	—	—	—	—	5,243	—	—	5,243	—	5,243
Dividends accrued	—	—	—	—	—	—	—	(17)	(17)	—	(17)
Tax benefit related to stock options	—	—	—	—	—	1,171	—	—	1,171	—	1,171
Issuance of common stock, net of issuance costs	—	—	4,166,667	1	—	69,901	—	—	69,902	—	69,902
Conversion of convertible note into common stock	—	—	3,862,124	1	—	29,824	—	—	29,825	—	29,825
Conversion of redeemable convertible preferred stock into common stock	(321,710)	(2,534)	4,507,720	—	—	2,534	—	—	2,534	—	2,534
Unrealized gain on foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	181	—	181	—	181
Foreign currency translation	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Partner contributions in noncontrolling interests	—	—	—	—	—	—	—	—	—	600	600

Balance at December 31, 2011	—	$—	27,255,891	$3	(43,294)	$119,042	$118	$30,339	$106,208	$604	$106,812

See accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$18,621	$(9,693)	$12,344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,031	677	415
Loss on disposal of property and equipment	123	—	—
Provision for doubtful accounts	333	2,371	465
Deferred income taxes	805	(2,580)	(313)
Noncash interest expense	6,643	4,513	4,165
Amounts payable in connection with management incentive bonus	—	17,500	—
Change in value of derivatives related to stockholder payables	—	17,500	—
Stock-based compensation expense	5,243	4,764	871
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted cash	—	—	2,255
Accounts receivable	(4,219)	(19,778)	(5,257)
Inventories	(13,966)	(4,703)	(8,403)
Prepaid expenses and other	(4,633)	(3,497)	319
Accounts payable	7,616	8,198	2,370
Income taxes payable	8,499	(4,549)	199
Accrued liabilities and other current liabilities	1,707	5,910	2,329

Net cash provided by operating activities	28,803	16,633	11,759
Investing activities
Purchase of property and equipment	(7,559)	(2,626)	(1,229)
Purchase of intangible assets	(31)	(313)	(79)
Business acquisitions	(29,462)	—	—

Net cash used in investing activities	(37,052)	(2,939)	(1,308)
Financing activities
Net borrowings (repayments) on bank line of credit	(919)	10,800	(95)
Repayment of long-term debt	(46,780)	(20,711)	—
Cash paid for purchase of treasury stock	—	—	(18,294)
Cash paid to redeem Series A and Series B redeemable convertible preferred stock	—	—	(10,342)
Debt issuance costs	—	(50)	(326)
Proceeds from issuance of common stock, net of issuance costs	69,902	—	—
Capital contribution by joint venture partner	600	—	—
Proceeds from exercise of stock options and warrants	1,140	285	396
Income tax benefit related to exercise of stock options	1,171	712	579

Net cash provided by (used in) financing activities	25,114	(8,964)	(28,082)

Effect of exchange rate changes on cash and cash equivalents	(25)	—	—
Net increase (decrease) in cash and cash equivalents	16,840	4,730	(17,631)
Cash and cash equivalents, beginning of year	6,462	1,732	19,363

Cash and cash equivalents, end of year	$23,302	$6,462	$1,732

Supplemental cash flow information:
Cash paid for interest	6,700	4,337	3,773
Cash paid for income tax	3,842	11,018	7,830
Note payable issued in connection with stock redemption	—	—	25,000

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Skullcandy, Inc., a Delaware corporation (the “Company”), develops and distributes headphones and other audio accessories to retailers throughout the United States and to distributors in various countries worldwide.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company entered into a joint venture in Mexico on September 19, 2011. The Company has the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to the other noncontrolling partner, have been classified as noncontrolling interests in the accompanying financial statements.

Management Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Initial Public Offering—On July 19, 2011, the Company completed its initial public offering (“IPO”) of common stock in which the Company sold and issued 4,166,667 shares of common stock at a price of $20 per share. As a result of the IPO, the Company raised a total of $83,333,000 in gross proceeds, or approximately $77,500,000 in net proceeds after deducting underwriting discounts and commissions and before deducting offering expenses. Upon the closing of the IPO, all shares of the Company’s preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, the Company’s convertible note converted into 3,862,124 shares of common stock.

Cash and Cash Equivalents—The Company considers all cash on deposit and money market accounts with original maturities when purchased of less than three months to be cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

Stock Split—The Company effected a 14 -for-1 stock split of its outstanding common stock on July 14, 2011. All share and per share amounts contained in the consolidated financial statements have been retroactively adjusted to reflect the stock split.

Concentrations—Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. All customers listed below are in the North America segment. The most significant customers that accounted for a significant portion of net sales and accounts receivable are as follows:

	Net Sales Customer A	Net Sales Customer B	Net Sales Customer C	Accounts Receivable
For the period ended December 31, 2011	*	*	13%	26%
For the period ended December 31, 2010	15%	11%	12%	47%
For the period ended December 31, 2009	17%	15%	11%	48%

*Indicates	less than 10% of net sales for the period

The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Net sales to customers located outside the United States totaled $47,806,000, $30,999,000, and $32,555,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2011 and 2010, substantially all of the Company’s products were manufactured in China.

Allowance for Doubtful Accounts—As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for and records an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, and specific identification of uncollectible accounts. The Company’s payment terms are typically net 30 with terms up to net 120 for certain international distributors. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. In the event the Company determines that a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made.

Inventories—Inventories consist mainly of headphones and other audio accessories and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it reduces inventory for such difference as a charge to cost of goods sold to reflect the lower of cost or market. As of December 31, 2011 and 2010, the Company had recorded a reduction for excess and obsolete inventory of approximately $721,000 and $260,000, respectively. As of December 31, 2011 and 2010, substantially all of the inventory was comprised of finished goods.

Taxes—The Company uses the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company maintains valuation allowances where it is more likely than not that a deferred tax asset will not be realized. Changes in valuation allowances are included in the Company’s income tax provision in the period of change. The Company has not recognized any valuation allowances on its deferred tax assets as of December 31, 2011 and 2010. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards. Amounts for uncertain tax positions are adjusted when new information becomes available or when positions are effectively settled.

Taxes assessed by governmental authorities that are imposed concurrent with sales-producing transactions are recorded on a net basis.

Long-Lived Assets Including Goodwill and Intangible Assets—Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded as expense over the estimated useful lives of the assets which range from three to seven years, or the remaining lease term (including renewal terms if the Company expects to exercise options to renew), if shorter. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in net income for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2011, 2010 and 2009.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, the Company did not have goodwill. The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and indefinite lived intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or indefinite lived intangible asset impairment charges in the years ended December 31, 2011, 2010 and 2009.

The Company amortizes its intangible assets with definite lives over their estimated useful lives using the straight-line method and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging between three and ten years. The Company has certain intangible assets related to the registration of trademarks and domain names in the United States and internationally. Costs incurred to renew or extend the term of these intangible assets are capitalized. As these assets have no identifiable useful lives, no amortization is taken on these assets. Instead they are reviewed annually for impairment as long-lived assets.

Accrued Liabilities—At December 31, 2011, accrued liabilities primarily included $7,013,000, $5,589,000, $3,824,000, $2,130,000, $1,946,000, $1,934,000, and $1,823,000 of income taxes payable, accrued expenses, sales return allowances, sales commissions, coop advertising, warranty liability, and payroll and benefits, respectively. At December 31, 2010, accrued liabilities primarily included $3,836,000, $2,945,000, $1,910,000 and $1,805,000 of payroll and benefits, sales returns and allowances, sales commissions and coop advertising, respectively.

Revenue Recognition and Sales Returns and Allowances—Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, the Company extends credit to its retailers and distributors and does not require collateral. The Company recognizes revenue net of estimated product returns and pricing adjustments. The Company has entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. The Company has executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns. The Company records reductions to sales for estimated product returns, allowances, pricing adjustments, and discounts. Estimates of these items are based on actual experience and the terms of agreements with customers and are recorded at the time sales are recognized or when circumstances change resulting in a change in estimated returns. The actual amount of sales returns and allowances, which is uncertain, may differ from the Company’s estimates. Charges to customers for shipping and handling are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranty Obligations—The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Activity in the warranty accrual balance, which is included in accrued liabilities on the consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2009	524
Warranty Claims	(740)
Warranty Costs Accrued	914

Balance at December 31, 2010	698
Warranty Claims	(1,200)
Warranty Liability Assumed in Acquisition of Kungsbacka 57 AB	375
Warranty Costs Accrued	2,061

Balance at December 31, 2011	$1,934

Deferred Debt Issuance Costs—Deferred debt issuance costs relate to fees incurred to obtain and amend loans and revolving credit facilities. These costs are being amortized to interest expense over the life of the debt based on the effective interest method. Amortization expense related to deferred debt issuance costs was approximately $525,000, $792,000 and $297,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising Costs—The Company expenses all advertising costs as they are incurred. Advertising costs were approximately $9,223,000, $5,324,000 and $3,107,000 for the years ended December 31, 2011, 2010 and 2009. The Company has certain sponsorship arrangements with athletes and musicians. The terms of these arrangements are generally short term in nature. The Company recognizes the expense associated with contractual sponsorships in accordance with the terms of the contract. Various sponsorship arrangements specify a payment upon consummation of the contract as well as monthly installments. Prepayments are expensed ratably over the term of the contract. Other sponsorship arrangements specify a payment based on discrete performance criteria, such as a podium appearance, and are expensed upon achievement of the performance criteria. Amounts capitalized on the balance sheet as prepayments were immaterial as of December 31, 2011 and 2010. Amounts paid to individuals for contractual sponsorships were approximately $870,000 and $496,000 for the years ended December 31, 2011 and 2010, respectively, and immaterial for the year ended December 31, 2009 (See Note 15 for a further description).

Net Income (Loss) Per Share—Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income (loss) per common share reflects the effects of potentially dilutive securities, which consist of preferred stock, convertible note, warrants, unvested restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$18,600	$(9,723)	$2,351

Denominator
Weighted average common stock outstanding for basic net income (loss) per common share	20,079	14,001	13,908
Effect of dilutive securities—preferred stock	2,470	—	4,508
Effect of dilutive securities—warrants, unvested restricted stock and stock options	1,025	—	1,169

Weighted average common shares and dilutive securities outstanding	23,574	14,001	19,585

For the years ended December 31, 2011, 2010 and 2009, 2,473,977, 11,849,782 and 5,113,640 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as financing cash flows.

Fair Value of Financial Instruments—The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments. The fair value of the long term debt approximates its carrying value based on the variable nature of interest rates and current market rates available to the Company.

Foreign Currency—The Company translates the financial statements of its international subsidiaries that have the local currency as their functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. The Company recorded $63,000 of net translation losses in 2011. There were no translation gains or losses recorded in 2010. The Company records net gains and losses resulting from foreign exchange transactions as a component of other expense. These gains and losses are net of those realized on foreign exchange contracts. The Company recorded a foreign exchange transaction loss of $364,000 in 2011. There were no gains or losses resulting from foreign exchange transactions in 2010 or 2009.

Financial Derivatives and Hedging Activities—The Company uses financial derivatives to manage exposure to changes in foreign currencies. The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

The effective portion of the gain or loss on derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income. Deferred gains or losses are reclassified to the Company’s consolidated statements of operations at the time the hedged forecasted transaction is recorded in the consolidated statements of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally-forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments.

Comprehensive Income (Loss)—Comprehensive income (loss) represents the consolidated statement of operations adjusted to reflect all items recognized under accounting standards as components of comprehensive income (loss). The components of comprehensive income (loss) for the Company include net income (loss), unrealized gains on foreign currency cash flow hedges and foreign currency adjustments that arise from the translation of the Company’s international subsidiaries’ financial statements into U.S. Dollars. The components of other comprehensive income (loss), net of tax, are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$18,621	$(9,693)	$(12,344)
Unrealized gain on foreign currency cash flow hedges, net of tax of $20	181	—	—
Foreign currency translation adjustment	(63)	—	—

Comprehensive income (loss)	18,739	(9,693)	(12,344)
Comprehensive income attributable to noncontrolling interests	(4)	—	—

Comprehensive income (loss) attributable to Skullcandy, Inc.	$18,735	$(9,693)	$(12,344)

Reclassifications—Certain reclassifications have been made to the prior period balances to conform to the 2011 presentation. Intangibles and deferred taxes have been separated into two separate accounts on the consolidated balance sheets based on the materiality of the intangibles acquired in 2011.

Recent Accounting Pronouncements—In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended standards requiring comprehensive income to be presented as either a continuous statement of comprehensive income or two separate but consecutive statements. The amendments do not affect the disclosures required regarding comprehensive income. These amendments are to be applied retrospectively for interim and fiscal year periods beginning after December 15, 2011. The Company will adopt this standard in the first quarter of 2012. In December 31, 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. The Company adopted these standards on January 1, 2012 and the adoption will not impact the Company’s financial results, but will have an impact on the presentation of comprehensive income.

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

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company elected to early adopt this accounting standard for the annual impairment test for the year ended December 31, 2011. (See Note 6 for a further description).

3.	Allowance for Doubtful Accounts and Sales Returns

Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2008	$1,009	$983
Provision	466	4,808
Deductions	—	(4,077)

Balance, December 31, 2009	1,475	1,714
Provision	2,371	11,971
Deductions	(843)	(10,740)

Balance, December 31, 2010	3,003	2,945
Provision	333	15,178
Deductions	(2,737)	(14,299)

Balance, December 31, 2011	$599	$3,824

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Cost:
Leasehold improvements	$1,706	$1,512
Furniture and fixtures	3,355	1,226
Other equipment	4,973	1,171
Computer equipment and software	2,809	1,029
Vehicles	151	217

	12,994	5,155
Less accumulated depreciation	(2,700)	(1,188)

Property and equipment, net	$10,294	$3,967

Depreciation expense related to property and equipment was $1,637,000, $677,000 and $415,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

5.	Acquisitions

On April 21, 2011, the Company completed its purchase of substantially all assets of Astro Gaming, Inc. (“Astro Gaming”) for total cash consideration of $10,837,000. Astro Gaming is a leader in gaming headphones and is based in San Francisco, California. Astro Gaming was purchased to allow the Company to enter into the gaming headphones category. The Company paid the purchase price using cash on hand and borrowings of approximately $10,000,000 under its credit facility. No cash was acquired in the acquisition. The following table summarizes the identifiable net tangible and intangible assets acquired from Astro Gaming (in thousands):

Accounts receivable	$63
Inventories	3,833
Prepaid expenses and other current assets	16
Property and equipment	529

Total tangible assets	4,441
Accounts payable	(2,149)
Accrued liabilities	(460)

Total current liabilities	(2,609)

Net tangible assets acquired	1,832
Goodwill	6,805
Trade/brand name	2,200

Total fair value of purchase price	$10,837

The trade/brand name of $2,200,000 has an indefinite life. Goodwill of $6,805,000 will be amortized over 15 years for tax purposes. Net sales related to Astro Gaming were $10,052,000 from the date of acquisition through December 31, 2011 of which $602,000 were domestic net sales, $1,045,000 were international net sales and $8,405,000 were online net sales.

On August 26, 2011, the Company completed its purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB, for $18,625,000. The purchase was made by Skullcandy International GmbH (formerly Skullcandy International AG), a wholly owned subsidiary of the Company. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. Kunbsback 57 AB was purchased to allow the Company to take direct control of its European business, which the Company expects will allow it to capture sales that would otherwise have been earned by 57 North AB and to accelerate the Company’s growth in this region through a rejuvenated marketing and brand building campaign. The Company paid the purchase price using proceeds from the IPO. No cash was acquired in the acquisition. The following table summarizes the identifiable net tangible and intangible assets acquired from Kungsbacka 57 AB (in thousands):

Inventories	$2,900
Prepaid expenses and other current assets	725

Total tangible assets	3,625
Accrued liabilities	(375)

Total current liabilities	(375)

Net tangible assets acquired	3,250
Goodwill	7,062
Non-compete agreements	430
Customer relationships	10,850
Deferred tax liability	(2,967)

Total fair value of purchase price	$18,625

The non-compete agreements are being amortized over a period of three years and the customer relationships are being amortized over a period of ten years. Goodwill is not amortizable for tax purposes. Net sales by Skullcandy International GmbH were $14,032,000 from the date of acquisition through December 31, 2011. There was no activity in Skullcandy GmbH prior to the acquisition of Kungsbacka 57 AB.

Goodwill from both acquisitions relates to expected synergies from combining operations. Proforma net sales and earnings information related to the acquisition of Astro Gaming has not been included as it was not material. Proforma net sales and earnings information related to the acquisition of Kungsbacka 57 AB has not been included as it was not practical to obtain historical information.

6.	Goodwill and Intangibles

During 2011, the Company recorded $13,867,000 of goodwill related to the purchases of Astro Gaming, Inc. and Kungsbacka 57 AB. The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or intangible asset impairment charges in the years ended December 31, 2011, 2010 and 2009. Intangible assets subject to amortization consist principally of amounts assigned to non-compete agreements and customer relationships. The trade/brand name is not subject to amortization. Intangibles of $561,000 as of December 31, 2010 consisted of the costs of obtaining and registering trademarks and domain names in the United States and Internationally. As these assets have no identifiable useful lives, no amortization is taken on these assets. Instead they are reviewed annually for impairment as long-lived assets. Intangible assets as of December 31, 2011 consist of the following:

	As of December 31, 2011
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-compete agreements	2.7	$430	$47	$383
Customer relationships	9.7	10,850	347	10,503
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	592	—	592

Total		$14,072	$394	$13,678

Aggregate amortization expense for amortizing intangible assets was $394,000 for the years ended December 31, 2011. There was no amortization expense for amortizing intangible assets in 2010 or 2009. Estimated annual amortization expense for each of the next five years is as follows:

	2012	2013	2014	2015	2016
	(in thousands)
Estimated annual amortization expense	$1,244	$1,228	$1,181	$1,085	$1,085

7.	Stock Repurchases

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

Pursuant to the securities purchase and redemption agreement, three contingent payments of additional consideration were to be made. At the time the securities purchase and redemption agreement was entered into, these contingent payments were to be made within ten days following a qualified IPO or other liquidation event, as defined in the agreement.

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

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the second contingent payment and fixed the amount payable at $17,500,000. As such, this payment was no longer accounted for a derivative as of December 31, 2010. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15,109,000 in the accompanying balance sheet as of December 31, 2010 using an implied interest rate of 5%. As of July 19, 2011, when the Company’s IPO became effective, the amount payable was accreted to its stated value of $17,500,000 and was paid on July 29, 2011 from the proceeds of the Company’s IPO.

The amount of the third contingent payment was payable to stockholders who redeemed securities in February 2009 and was based on the number of options forfeited (from the date of the redemption to a qualified IPO or other liquidation event) that existed at the time of the transaction multiplied by the per share transaction price combined with the value of the exercise cost for all options exercised (from the date of the redemption to a qualified IPO) that existed at the time of the transaction.

During 2010 and in 2011 through the date of the IPO, the Company accounted for a portion of the third contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. The estimated fair value of the derivative related to the third contingent payment was approximately $2,391,000 as of December 31, 2010, respectively. The fair value of the derivative instrument was estimated using a standard discounted cash flow model and is considered a level 2 fair value measurement. The amount became fixed at $3,783,000 in connection with the IPO and was paid on July 29, 2011.

8.	Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. Our credit facility contains certain financial covenants and other restrictions that limit our ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change our line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At December 31, 2011 and 2010, total borrowings were $9,884,000 and $10,802,000, respectively. At December 31, 2011, the Company had $18,350,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of December 31, 2011, the credit facility carried an interest rate of 4.25%. At December 31, 2011, the Company was in compliance with all financial covenants.

In October 2011, the Company entered into a first amendment and waiver to revolving credit and security agreement, or the amendment. The amendment increased the amount of allowable capital expenditures to $6,000,000 annually and waived any past non-compliance with the capital expenditure covenant. Under the amendment, the Company may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.00% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows the Company to enter into foreign currency contracts with the lenders to hedge its foreign currency risk.

On March 6, 2012, the Company entered into an amendment to revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures of the Company to $12,000,000.

Long-term Debt

	December 31,
	2011	2010
	(in thousands)
Convertible note, related party	$—	$32,036
Promissory notes, related party	—	22,781
Promissory notes	—	1,043
Stockholder payable, related party	—	12,513
Stockholder payable	—	2,596
Derivative liability	—	2,391

	$—	$73,360

In November 2008, the Company issued a convertible note in the amount of $29,824,000 in connection with the securities purchase and redemption agreement. This note was convertible at a price of $7.72 per share into 3,862,124 common shares of the Company at any time before the maturity of the note on November 28, 2013. The note was secured by a second lien on substantially all of the Company’s assets and carried interest at a rate of 15% per annum, 5% of which was paid in cash and 10% of which was accrued and added to the principal balance of the note on a quarterly basis. Accrued interest of $3,573,000 is reflected in the principal balance of the convertible note as of December 31, 2010. Simultaneously with the consummation of a qualified IPO, the Company had the option to require the holder to either, at the holder’s option exercise its conversion right or accept the principal amount plus all accrued and unpaid interest as payment in full. The convertible note was subordinated to the Company’s credit facility. In connection with the issuance of the convertible note, the Company entered into an advisory agreement with the note holder, which required payments of $150,000 per year during the term of the note. The holder of the convertible note delivered executed notices to the Company exercising its option to have the convertible note converted into common stock immediately prior to the consummation of the IPO. Upon the closing of the IPO, the convertible note converted into 3,862,124 shares of common stock, the related accrued interest of $5,575,000 was repaid and the advisory agreement was terminated.

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

In December 2010, the Company issued unsecured subordinated promissory notes in the amount of $16,500,000 in connection with the management incentive plan bonus. The notes bore interest at a rate of 3.3% per annum and were set to mature on the earlier of December 31, 2012, the tenth business day following a qualified IPO, the tenth business day following a sale of a majority ownership interest in the Company, or upon the occurrence of certain events of default. Additionally, the Company recorded $1,000,000 in accrued liabilities for amounts to be paid to various other employees not participating in the management incentive plan bonus. In January 2011, the Company repaid $7,161,000 of the principal balances of the notes. The outstanding principal of the balance of $9,339,000 was paid on July 29, 2011 from the proceeds of the IPO.

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the additional stockholder payment of $17,500,000. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value in the accompanying consolidated balance sheets as of December 31, 2010 using an implied interest rate of 5%. The Company paid the $17,500,000 on July 29, 2011 from the proceeds of the IPO.

Included in the table above, are derivative liabilities that were recorded as derivatives due to the variability in the potential amounts payable (see Note 7 for a further description). The estimated fair value of these derivatives were approximately $2,391,000 as of December 31, 2010.

9.	Income Taxes

Income tax expense consisted of the following components:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$11,682	$6,579	$8,159
State	1,306	946	472
Foreign	336	—	—

Total current	13,324	7,525	8,631
Deferred:
Federal	1,056	(2,565)	(290)
State	30	(307)	(23)
Foreign	(104)	—	—

Total deferred	982	(2,872)	(313)

Total provision for income taxes	$14,306	$4,653	$8,318

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2011 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010
U.S. federal statutory income tax rate	35.0%	(35.0%)
State tax, net of federal tax impact	2.7%	(3.3%)
Change in value of derivative	1.4%	128.6%
Stock-based compensation	3.1%	3.4%
Tax credits	(0.7%)	(2.2%)
Foreign rate differential	(1.2%)	—
Nondeductible securities purchase and redemption agreement costs	2.7%	—
Other	0.5%	0.8%

	43.5%	92.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Current deferred tax assets:
Bad debt reserve	$223	$1,150
Obsolete inventory reserve	269	100
Allowance for sales returns	1,365	1,128
Warranty reserve	505	267
Compensation accruals	652	601
Uniform capitalization regulations accrual	964	465

Total current deferred taxes	3,978	3,711
Noncurrent deferred tax assets (liabilities):
Fixed assets	(2,945)	(943)
Stock compensation	2,399	1,708
Amortization	(3,042)	(137)
Other	(21)	(198)

Total noncurrent deferred taxes	(3,609)	430

Total net deferred tax assets	$369	$4,141

Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse.

ASC 740-10 clarifies the accounting for reporting uncertainties in income tax law. This guidance prescribes a comprehensive model for financial recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under this guidance, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

During the year ended December 31, 2011, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

Balance as of January 1, 2011	$45
Decrease of unrecognized tax benefits taken in prior years	—
Increase in unrecognized tax benefits related to current year	147

Balance at December 31, 2011	$192

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2011 and 2010, the Company has no significant accrued interest and penalties. As of December 31, 2011, the U.S. Federal statute of limitations remains open for the tax years ended December 31, 2008 and forward. The majority of the state statutes of limitations remain open for the tax years ended December 31, 2008 and forward.

During the years ended December 31, 2011 and 2010, the Company recorded a tax benefit of $1,171,000 and $712,000, respectively directly to equity for excess tax deductions related to stock-based compensation expense.

10.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and Europe. The North America segment primarily consists of Skullcandy and Astro Gaming product sales from customers in the United States, Canada and Mexico (through the Company’s joint venture). The European segment primarily includes Skullcandy product sales generated from customers in Europe that are served by the Company’s European operations. The Europe segment includes activity from August 26, 2011 through December 31, 2011. Included in the North America segment are international net sales of $33.8 million that represent products that were sold from the United States to retailers and distributors in other countries, including Europe, prior to the acquisition of Kungsbacka 57 AB on August 26, 2011. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Information related to the Company’s operating segments is as follows:

2011
(in thousands)
Net sales
North America	$218,437
Europe	14,032

Consolidated	232,469

Gross profit
North America	109,639
Europe	5,900

Consolidated	115,539

Income from operations
North America	38,913
Europe	3,248

Consolidated	42,161

Identifiable assets
North America	126,465
Europe	42,146

Consolidated	168,611

Long-lived assets
North America	13,086
Europe	10,886

Consolidated	$23,972

11.	Employee Benefit Plan

The Company maintains a salary deferral 401(k) plan for all full-time employees. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $371,000, $114,000 and $114,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

12.	Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Preferred Stock

During the year ended December 31, 2008, the Company issued 1,358 shares of Series C preferred stock for total gross proceeds of $176,000. Pursuant to the terms of the Series C preferred stock, the conversion ratio was subsequently adjusted following the completion of the Company’s audited financial statements for the year ended December 31, 2008 based on a pre-determined formula. As a result of this one-time adjustment, shares of Series C preferred stock converted into 1,628 shares of common stock immediately prior to the consummation of a qualified IPO.

Each share of preferred stock was convertible, at the option of the holder, into fully paid shares of common stock. The conversion rate was based on the original purchase price, initially 14 shares of common stock for each share of preferred stock, subject to adjustments for stock dividends, stock splits, capital reorganizations and dilution. At December 31, 2010, the shares of Series A and B preferred stock were convertible into common stock on a 1-for-14 basis and the shares of Series C preferred stock were convertible into common stock on a 1-for-16.784 basis. Each share of preferred stock was also automatically convertible into shares of common stock upon the occurrence of certain defined events, including a qualified IPO of the Company’s common stock. In the event of liquidation, consolidation, merger, or winding up of the Company prior to conversion, holders of preferred stock were entitled to receive, in preference to the holders of the common stock, an amount equal to their liquidation preference or a pro rata share of the remaining assets, based on their ownership of the Company with Series C holders the first in line, followed by Series B holders, and then Series A holders. If there were any available funds and assets remaining after the payment or distribution to the holders of preferred stock, then all remaining funds and assets would be distributed to the holders of the outstanding common stock and Series A preferred stock on a pro rata basis according to the number of common shares held or that would be held upon conversion. Pursuant to the Company’s security holder’s agreement, holders representing a majority of the Series C preferred stock and the Company’s convertible note had the right to require the Company to purchase all, but not less than all, of the shares of common stock underlying the Series C preferred stock and convertible note if the Company had not completed a Qualified IPO (as defined in the security holder’s agreement) by March 28, 2012. The purchase price of the shares will be equal to the greater of (i) the fair market value of the shares on the date notice of the repurchase option is given by the holders to the Company or (ii) the holder’s pro rata share of the aggregate price paid by the holders for the shares, plus any accrued and unpaid interest.

Series A holders were entitled to receive, when declared, non-cumulative dividends at a rate of 8% of the original issue price per share for the Series A preferred stock. Series B holders were entitled to a cumulative dividend of 7% of the original purchase price, to be paid upon declaration by the board of directors or at a liquidity event. As of December 31, 2010, cumulative undeclared dividends on Series B preferred stock totaled approximately $424,000. Series C holders were entitled to receive cash dividends of 5% of the original issue price per share plus an additional accrued dividend of 10% of the original issue price per share, such accrued dividends being compounded on a quarterly basis. Accrued dividends owed to Series C holders were $45,000 as of December 31, 2010.

Preferred stock with a $0.0001 per share par value consisted of the following at December 31, 2010.

	Shares Designated	Shares Issued	Shares Outstanding	Liquidation Value
Series A preferred stock	331,379	331,379	258,090	$688,000
Series B preferred stock	70,000	68,517	62,262	1,817,000
Series C preferred stock	10,000	1,358	1,358	231,000

	411,379	401,254	321,710	$2,736,000

The Series B preferred stock was redeemable at the later of the sixth anniversary date of its original issuance of December 28, 2007 or the date on which no shares of Series C preferred stock were outstanding. Any holder or holders of at least a majority of the then outstanding shares of Series B preferred stock may elect to exercise the redemption rights. The redemption of Series A preferred stock was allowed at any time after the sixth anniversary of the Series B original issue date or the date on which no shares of Series C preferred stock were outstanding. Any holder or holders of at least 75% of the then outstanding shares of Series A preferred stock could elect to exercise the redemption rights.

As a result of the redemption features of the Series A, Series B and Series C preferred stock, the Company classified Series A, B and Series C preferred stock outside of permanent equity as of December 31, 2010 and 2009 at its then redemption value net of issuance costs, in accordance with the provisions of Accounting Series Release No. 268, Redeemable Preferred Stocks, and Accounting Standards Codification 480, Distinguishing Liabilities from Equity. However, because the timing of any such redemption event was uncertain, the Company elected not to adjust the carrying value of its Series A, B and C preferred stock to their liquidation values until it became probable the redemption would occur.

On July 19, 2011, the Company completed its initial public offering of common stock in which the Company sold and issued 4,166,667 shares of common stock at a price of $20 per share. As a result of the IPO, the Company raised a total of $83,333,000 in gross proceeds, or approximately $77,500,000 in net proceeds after deducting underwriting discounts and commissions and before deducting offering expenses. Upon the closing of the IPO, all shares of the Company’s preferred stock outstanding automatically converted into 4,507,720 shares of common stock. In addition, the Company’s convertible note converted into 3,862,124 shares of common stock.

13.	Stock-Based Compensation

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

Prior to the IPO, the fair value of the common stock that underlies the stock options was historically determined by the board of directors based upon information available to it at the time of grant. Because there was no public market for the common stock prior to the IPO on July 19, 2011, the Company’s board of directors determined the fair value of the Company’s common stock based on an analysis of relevant metrics, including the following: (i) the rights, privileges and preferences of the convertible preferred stock; (ii) the Company’s operating and financial performance; (iii) the hiring of key personnel; (iv) the introduction of new products; (v) the risks inherent in the development and expansion of the Company’s products; (vi) the fact that the option grants involve illiquid securities in a private company; (vii) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company; and (viii) an estimated enterprise value determined by applying a consistent multiple to the Company’s earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, the board of directors obtained periodic valuation studies from an independent third party valuation firm. In performing its valuation analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements and reviewed corporate documents. In addition, these valuation studies were based on a number of assumptions, including industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.

The Company recorded $5,243,000, $4,764,000 and $871,000 (including both employees and non-employees) in stock-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively. All stock-based compensation expense is included in selling, general and administrative expenses. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of options granted. The Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Fair value of options granted	$8.61	$4.95	$3.90
Risk-free interest rate	2.29%	1.96%	2.69%
Expected term (in years)	7.0	6.3	7.0
Expected dividend yield	0%	0%	0%
Expected volatility	39.5%	43.6%	45%

Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below.

Expected Term—Options granted generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted generally expire 10 years from the date of grant. The expected term currently used is calculated based on management’s best estimate of the expected life of the options.

Expected Volatility—ASC 718 indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. Adequate Company-specific data does not exist for this time period, due to the Company’s IPO in 2011. The volatility variable used is a benchmark of other comparable companies’ volatility rates.

Expected Dividend Yield—The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends on common stock under its credit facility.

Risk-Free Interest Rate—The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Forfeiture Rate—Based on historical experience of option pre-vesting cancellations, the Company has assumed a 2% forfeiture rate for its current options. Under the true-up provisions of ASC 718, the Company will modify the expense if the actual forfeiture rate is different than what the Company estimated.

The unrecognized compensation cost of stock options and restricted stock as of December 31, 2011 was $17,306,000, which is expected to be recognized over the weighted average remaining vesting period of 3.01 years. As of December 31, 2011, there were 4,447,117 shares of common stock available for future issuances of stock options.

Changes in stock options issued are as follows:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2008	2,121,686	0.03 – 5.26	1.56
Granted	718,900	7.42 – 8.44	7.74
Exercised	(579,950)	0.30 – 5.26	0.68
Forfeited	(238,980)	0.37 – 7.42	2.89

Balance at December 31, 2009	2,021,656	0.03 – 8.44	3.86
Granted	1,833,608	9.62 – 11.99	10.87
Exercised	(292,418)	0.03 – 7.42	0.71
Forfeited	(212,618)	0.37 – 9.62	3.91

Balance at December 31, 2010	3,350,228	0.30 – 11.99	7.97

Granted	1,847,540	16.00 – 20.00	19.27
Exercised	(557,134)	0.30 – 11.99	2.62
Forfeited	(253,627)	1.85 – 20.00	13.47

Balance at December 31, 2011	4,387,007	0.37 – 20.00	13.10	8.57	9,343,511

Vested	1,623,564	0.37 – 20.00	8.49	7.74	6,913,230
Unvested	2,763,443	1.85 – 20.00	15.80	9.05	2,430,281
Exercisable as of December 31, 2011	1,634,066	0.37 – 20.00	8.45	7.73	7,025,286

Vested	1,623,564	0.37 – 20.00	8.49	7.74	6,913,230
Unvested	10,502	$1.85	$1.85	6.26	$112,056

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of Company’s common stock as of December 31, 2011.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2011 was approximately $6,415,487, which was the difference between the exercise price of the underlying stock options awards and the estimated fair value of the Company’s common stock on the date of exercise. The total fair value of options vested during the year was $3,713,000.

Non-Employee Stock Options

The Company from time to time grants options to purchase common stock to non-employees for advisory and consulting services. Pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, the Company estimates the fair value of these stock options using the Black-Scholes-Merton option pricing formula at each balance sheet date and records expense ratably over the vesting period of each stock option award. The Company recorded stock-based compensation expense related to these non-employee stock options of $45,000, $3,178,000 and $108,000 for the years ended December 31, 2011, 2010 and 2009, respectively, with a corresponding offset to additional paid in capital. During the year ended December 31, 2010, in accordance with a license agreement with Roc Nation, LLC the Company issued 485,324 performance based options to Roc Nation. At the end of 2010, it was determined the performance requirements were satisfied and stock-based compensation expense of $3,074,000 was recognized in 2010 related to these options.

	Year Ended December 31,
	2011	2010	2009
Fair value of options granted	$8.88	$3.36	$—
Risk-free interest rate	2.17%	1.38%	—%
Expected term (in years)	7.0	4.5	—
Expected dividend yield	0%	0%	—%
Expected volatility	39%	40%	—%

14.	Financial Derivatives and Hedging Activities

As part of the Company’s overall risk management practices, the Company enters into financial derivatives primarily designed to either hedge foreign currency risks associated with forecasted international sales transactions – “cash flow hedges”; or to mitigate the impact that changes in currency exchange rates have on the amounts due from foreign currency denominated receivables – “foreign currency hedges.”

Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to the Company. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed the Company’s obligation to them. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

Derivatives Designated as Hedging Instruments – Cash Flow Hedges

In October 2011, the Company began to use currency forward contracts as cash flow hedges to manage its exposure to fluctuations in the Euro (EUR) to U.S. Dollar (USD) and Great British Pound (GBP) to U.S. Dollar exchange rates on a portion of forecasted international net sales expected to be realized over a maximum of six months. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying consolidated statements of operations.

As of December 31, 2011, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	7	€5,810	$7,706
Sell GBP/Buy USD Forward Contract	7	£3,280	$5,109

	14		$12,815

These contracts have maturities of six months or less.

The following table summarizes the amount of income or recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Sell EUR/Buy USD Forward Contract	$250	$—	$—	Net sales	$76	$—	$—	Net sales	$1	$—	$—
Sell GBP/Buy USD Forward Contract	39	—	—	Net sales	12	—	—	Net sales	—	—	—

	$289	$—	$—		$88	$—	$—		$1	$—	$—

The Company expects substantially all of the amounts recorded as a component of accumulated other comprehensive income (deferred gains of $201,000) will be realized in the consolidated statements of operations within the next twelve months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives

The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of December 31, 2011, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€1,827	$2,396
Sell GBP/Buy USD Forward Contract	2	£604	$933

	4		$3,329

These contracts generally have maturities of approximately one month from the trade date.

The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivative
		2011	2010	2009
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$69	$—	$—
Sell GBP/Buy USD Forward Contract	Net sales	17	—	—

		$86	$—	$—

Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$163	$—	$—
Sell GBP/Buy USD Forward Contract	Other income (expense)	36	—	—

		$199	$—	$—

The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivatives Asset		Derivative Liabilities
	As of December 31,		As of December 31,
	2011	2010	2011	2010
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$175	$—	$—	$—
Sell GBP/Buy USD Forward Contract	27	—	—	—

	$202	$—	$—	$—

Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$31	$—	$—	$—
Sell GBP/Buy USD Forward Contract	1	—	(5)	—

	$32	$—	$(5)	$—

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1) As of December 31,		Significant Other Observable Inputs (Level 2) As of December 31,		Significant Unobservable Inputs (Level 3) As of December 31,		Total Fair Value at As of December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Assets
Derivative Financial Instruments	$—	$—	$234	$—	$—	$—	$234	$0

Liabilities
Derivative Financial Instruments	$—	$—	$(5)	$—	$—	$—	$(5)	$0

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the consolidated balance sheet under the caption “Other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

15.	Commitments and Contingencies

The Company has contractual relationships with certain of its sponsored athletes, DJs, musicians and artists, whereby the Company compensates them for promoting its products or pays them a royalty on sales of their signature headphones. The contracts typically have a one year term, with some providing for a two year term. In addition to cash payments, the Company generally provides limited complimentary products for its sponsors use, and reimburses certain travel expenses incurred in conjunction with promoting the Company’s products. Future minimum payments under the sponsorship agreements are (in thousands):

Year ended December 31:
2012	$848
2013	167
2014	138
2015	7

Total minimum sponsorship payments	$1,160

The Company leases office space in Park City, Utah under an operating lease expiring in 2013. The Company also leases office space in Shenzen, China, San Francisco, California and San Clemente, California with leases expiring in 2013, 2016 and 2016, respectively. Future minimum payments under the operating lease obligations are (in thousands):

Year ended December 31:
2012	$936
2013	756
2014	602
2015	520
2016	279

Total minimum lease payments	$3,093

Rent expense for the years ended December 31, 2011, 2010 and 2009 totaled $829,000, $757,000 and $652,000, respectively.

On November 23, 2010, Monster filed a lawsuit in Utah state court against the Company and one of our newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. On February 15, 2012, the parties reached a full settlement. In connection with the settlement, Skullcandy recorded legal and settlement expenses of $2,031,000 in 2011 in selling, general and administrative expenses in the consolidated statements.

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.