Form 10-Q
period 2012-03-31
SKULLCANDY, INC.
filed 2012-05-04
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 2, 2012, 27,334,276 shares of registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(unaudited)

	As of March 31,	As of March 31,	As of December 31,
	2012	2011	2011
Assets
Current assets:
Cash and cash equivalents	$10,913	$5,965	$23,302
Accounts receivable, net	39,162	25,654	50,616
Inventories	51,075	28,867	43,975
Prepaid expenses and other current assets	4,846	5,301	8,499
Deferred taxes	3,097	3,711	3,978

Total current assets	109,093	69,498	130,370
Property and equipment, net	10,636	4,749	10,294
Intangibles	13,392	635	13,678
Goodwill	13,867	—	13,867
Deferred financing fees	341	4,811	402
Deferred taxes	—	693	—

Total assets	$147,329	$80,386	$168,611

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$21,794	$11,341	$23,206
Accrued liabilities	14,054	10,407	25,100
Bank line of credit	1	9,029	9,884

Total current liabilities	35,849	30,777	58,190
Deferred taxes	1,878	—	3,609
Long term debt	—	4,128	—
Long term debt, related party	—	63,157	—
Commitments and contingencies
Redeemable convertible preferred stock	—	2,534	—
Stockholders’ equity (deficit):
Common stock	3	1	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	121,041	10,274	119,042
Accumulated other comprehensive income (loss)	(232)	—	118
Retained earnings	31,456	12,809	30,339

Total Skullcandy stockholders’ equity (deficit)	108,974	(20,210)	106,208
Noncontrolling interests	628	—	604
Total stockholders’ equity (deficit)	109,602	(20,210)	106,812

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$147,329	$80,386	$168,611

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net sales	$53,280	$36,018
Cost of goods sold	27,296	17,703

Gross profit	25,984	18,315
Selling, general and administrative expenses	24,500	14,399

Income from operations	1,484	3,916
Other income	(48)	(13)
Interest expense	124	274
Interest expense—related party	—	1,724

Income before income taxes and noncontrolling interests	1,408	1,931
Income taxes	267	852

Net income	1,141	1,079

Net income attributable to noncontrolling interests	(24)	—
Preferred dividends	—	(9)

Net income attributable to Skullcandy, Inc.	$1,117	$1,070

Net income per common share attributable to Skullcandy, Inc.
Basic	$0.04	$0.08
Diluted	0.04	0.05
Weighted average common shares outstanding
Basic	27,281,753	14,177,352
Diluted	27,942,313	19,676,916

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$1,141	$1,079
Unrealized loss on foreign currency cash flow hedges, net of tax benefit of $52	(462)	—
Foreign currency translation adjustment	112	—

Comprehensive income	791	1,079
Comprehensive income attributable to noncontrolling interests	(24)	—

Comprehensive income attributable to Skullcandy, Inc.	$767	$1,079

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$1,141	$1,079
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,302	248
Provision for doubtful accounts	143	519
Deferred income taxes	(867)	(262)
Noncash interest expense	60	1,159
Stock-based compensation expense	1,601	779
Changes in operating assets and liabilities:
Accounts receivable	11,346	20,504
Inventories	(7,069)	(6,307)
Prepaid expenses and other current assets	3,199	(1,228)
Accounts payable	(1,462)	(2,116)
Income taxes payable	(5,860)	239
Accrued liabilities	(5,177)	(5,122)

Net cash provided by (used in) operating activities	(1,643)	9,492
Investing activities
Purchase of property and equipment	(1,314)	(1,030)
Purchase of intangible assets	(36)	(75)

Net cash used in investing activities	(1,350)	(1,105)
Financing activities
Net repayments on bank line of credit	(9,883)	(1,773)
Repayment of long-term debt	—	(7,161)
Proceeds from exercise of stock options	390	50

Net cash used in financing activities	(9,493)	(8,884)

Effect of exchange rate changes on cash and cash equivalents	97	—
Net decrease in cash and cash equivalents	(12,389)	(497)
Cash and cash equivalents, beginning of period	23,302	6,462

Cash and cash equivalents, end of period	$10,913	$5,965

Supplemental cash flow information:
Cash paid for interest	41	821
Cash paid for income tax	6,927	—

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

(2) Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2012 and 2011 and December 31, 2011 and the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 and cash flows for the three months ended March 31, 2012 and 2011 are unaudited. The March 31, 2011 balance sheet is presented to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2012. The December 31, 2011 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012, as reflected in the condensed consolidated statements of comprehensive income herein.

Reclassifications

Certain reclassifications have been made to prior period balances to conform to current period presentation.

(3) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended March 31,
	2012	2011
Net Sales Customer A	15%	*
Net Sales Customer B	*	14%
Net Sales Customer C	13%	14%

*	Indicates less than 10% of net sales for the period

Accounts receivable from customers A, B and C in the aggregate as of March 31, 2012, March 31, 2011 and December 31, 2011 were 36%, 51% and 26%, respectively. The Company maintains its cash balances in the aggregate at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Net sales to customers located outside the United States totaled $10,931,000 and $7,586,000 for the three months ended March 31, 2012 and 2011, respectively.

(4) Allowance for Doubtful Accounts and Sales Returns

Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2011	$599	$3,824
Provision	144	3,894
Deductions	(176)	(4,029)

Balance, March 31, 2012	$567	$3,689

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

(5) Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2012	March 31, 2011	December 31, 2011
Cost:
Leasehold improvements	$1,626	$1,589	$1,706
Furniture and fixtures	4,031	1,525	3,355
Other equipment	5,430	1,698	4,973
Computer equipment and software	2,761	1,154	2,809
Vehicles	146	219	151

	13,994	6,185	12,994
Less accumulated depreciation	(3,358)	(1,436)	(2,700)

Property and equipment, net	$10,636	$4,749	$10,294

(6) Acquisitions

On April 21, 2011, the Company completed its purchase of substantially all assets of Astro Gaming, Inc. (“Astro Gaming”) for total cash consideration of $10,837,000. Astro Gaming is a leader in gaming headphones and is based in San Francisco, California. Astro Gaming was purchased as part of the Company’s expansion into the gaming headphones category. The Company paid the purchase price using cash on hand and borrowings of approximately $10,000,000 under its credit facility. No cash was acquired in the acquisition. The following table summarizes the identifiable net tangible and intangible assets acquired from Astro Gaming (in thousands):

Accounts receivable	$63
Inventories	3,833
Prepaid expenses and other current assets	16
Property and equipment	529

Total tangible assets	4,441
Accounts payable	(2,149)
Accrued liabilities	(460)

Total current liabilities	(2,609)

Net tangible assets acquired	1,832
Goodwill	6,805
Trade/brand name	2,200

Total fair value of purchase price	$10,837

The trade/brand name of $2,200,000 has an indefinite life. Goodwill of $6,805,000 will be amortized over 15 years for tax purposes. Net sales related to Astro Gaming were $2,831,000 for the quarter ended March 31, 2012 of which $60,000 were domestic net sales, $399,000 were international net sales and $2,372,000 were online net sales.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Inventories	$2,900
Prepaid expenses and other current assets	725

Total tangible assets	3,625
Accrued liabilities	(375)

Total current liabilities	(375)

Net tangible assets acquired	3,250
Goodwill	7,062
Non-compete agreements	430
Customer relationships	10,850
Deferred tax liability	(2,967)

Total fair value of purchase price	$18,625

The non-compete agreements are being amortized over a period of three years and the customer relationships are being amortized over a period of ten years. Goodwill is not amortizable for tax purposes. Net sales by Skullcandy International GmbH were $7,119,000 for the quarter ended March 31, 2012. There was no activity in Skullcandy GmbH prior to the acquisition of Kungsbacka 57 AB.

Goodwill from both acquisitions relates to expected synergies from combining operations.

(7) Net Income per Share

Basic net income per common share is computed by dividing the net income attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of preferred stock, convertible note, unvested restricted stock and stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator
Net income attributable to Skullcandy, Inc.	$1,117	$1,070

Denominator
Weighted average common stock outstanding for basic net income per common share	27,282	14,177
Effect of dilutive securities—preferred stock	—	4,508
Effect of dilutive securities—warrants, unvested restricted stock and stock options	660	992

Weighted average common shares and dilutive securities outstanding	27,942	19,677

For the three months ended March 31, 2012, 2,453,748 shares subject to stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three months ended March 31, 2011, 3,862,124 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

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

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the second contingent payment and fixed the amount payable at $17,500,000. As such, this payment was no longer accounted for a derivative as of December 31, 2010. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15,248,000 as of March 31, 2011 using an implied interest rate of 5%. As of July 19, 2011, when the Company’s IPO became effective, the amount payable was accreted to its stated value of $17,500,000 and was paid on July 29, 2011 from the proceeds of the Company’s IPO.

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

During 2010 and in 2011 through the date of the IPO, the Company accounted for a portion of the third contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. The estimated fair value of the derivative related to the third contingent payment was approximately $2,391,000 as of March 31, 2011. The fair value of the derivative instrument was estimated using a standard discounted cash flow model and is considered a level 2 fair value measurement. The amount became fixed at $3,783,000 in connection with the IPO and was paid on July 29, 2011.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

(9) Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. The Company’s credit facility contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change the Company’s line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At March 31, 2012, March 31, 2011 and December 31, 2011 total borrowings were $1,000, $9,029,000 and $9,884,000, respectively. At March 31, 2012, the Company had $28,366,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of March 31, 2012, the credit facility carried an interest rate of 4.25%. At March 31, 2012, the Company was in compliance with all financial covenants.

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

On March 6, 2012, the Company entered into a second amendment to the revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures of the Company to $12,000,000.

Long-Term Debt

March 31, 2011
Convertible note, related party	$32,983
Promissory notes, related party	15,619
Promissory notes	1,043
Stockholder payable, related party	12,629
Stockholder payable	2,620
Derivative liability	2,391

$67,285

The Company did not have any long-term debt outstanding as of March 31, 2012 and December 31, 2011.

In November 2008, the Company issued a convertible note in the amount of $29,824,000 in connection with the securities purchase and redemption agreement. This note was convertible at a price of $7.72 per share into 3,862,124 common shares of the Company at any time before the maturity of the note on November 28, 2013. The note was secured by a second lien on substantially all of the Company’s assets and carried interest at a rate of 15% per annum, 5% of which was paid in cash and 10% of which was accrued and added to the principal balance of the note on a quarterly basis. Accrued interest of $4,403,000 is reflected in the principal balance of the convertible note as of March 31, 2011. Simultaneously with the consummation of a qualified IPO, the Company had the option to require the holder to either, at the holder’s option exercise its conversion right or accept the principal amount plus all accrued and unpaid interest as payment in full. The convertible note was subordinated to the Company’s credit facility. In connection with the issuance of the convertible note, the Company entered into an advisory agreement with the note holder, which required payments of $150,000 per year during the term of the note. The holder of the convertible note delivered executed notices to the Company exercising its option to have the convertible note converted into common stock immediately prior to the consummation of the IPO. Upon the closing of the IPO, the convertible note converted into 3,862,124 shares of common stock, the related accrued interest of $5,575,000 was repaid and the advisory agreement was terminated.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

In February 2009, the Company issued an unsecured subordinated promissory note in the aggregate amount of $25,000,000 to repurchase shares from existing stockholders pursuant to the securities purchase and redemption agreement. The note bore interest at a rate of 11% per annum and was set to mature on February 3, 2013. Amounts outstanding as of March 31, 2011 totaled $7,323,000. The unsecured subordinated promissory note was subordinated to the credit facility and the convertible note. The note was repaid on July 29, 2011 from the proceeds of the IPO.

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

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the additional stockholder payment of $17,500,000. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value using an implied interest rate of 5%. The Company paid the $17,500,000 on July 29, 2011 from the proceeds of the IPO.

Included in the table above, are derivative liabilities that were recorded as derivatives due to the variability in the potential amounts payable (see Note 8 for a further description). The estimated fair value of these derivatives were approximately $2,391,000 as of March 31, 2011.

(10) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and Europe. The North America segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States, Canada and Mexico (through the Company’s joint venture). The European segment primarily includes Skullcandy product sales generated from customers in Europe that are served by the Company’s European operations. Included in the North America segment are international net sales of $3,445,000 that represent products that were sold from North America to retailers and distributors in other countries. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Information related to the Company’s operating segments is as follows:

Three Months Ended March 31, 2012
(in thousands)
Net sales
North America	$46,146
Europe	7,134

Consolidated	53,280

Gross profit
North America	22,105
Europe	3,879

Consolidated	25,984

Income (loss) from operations
North America	(103)
Europe	1,587

Consolidated	1,484

Identifiable assets
North America	103,199
Europe	44,130

Consolidated	147,329

Long-lived assets
North America	13,150
Europe	10,878

Consolidated	$24,028

(11) Stock-Based Compensation

The Company has a stock option plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock to selected officers, other key employees, directors and consultants. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The Company recorded $1,601,000 and $779,000 in stock-based compensation for the three months ended March 31, 2012 and 2011, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. There were no stock options granted during the three months ended March 31, 2012.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

The following table summarizes stock option activity under the Company’s stock option plans for the three months ended March 31, 2012:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	4,387,007	0.37 – 20.00	13.10

Granted	—	—	—
Exercised	(73,885)	0.37 – 11.99	5.28
Forfeited	(43,739)	5.26 – 20.00	15.93

Balance at March 31, 2012	4,269,383	0.37 – 20.00	13.20	8.32	17,311,289

Vested	1,793,000	0.37 – 20.00	9.12	7.56	12,411,127
Unvested	2,476,383	1.85 – 20.00	16.16	8.86	4,900,162
Exercisable as of March 31, 2012	1,795,627	0.37 – 20.00	9.11	7.56	12,447,852

Vested	1,793,000	0.37 – 20.00	9.12	7.56	12,411,127
Unvested	2,627	$1.85	$1.85	6.01	$36,725

The unrecognized compensation cost of stock options and restricted stock as of March 31, 2012 and December 31, 2011 was $15,353,000 and $17,306,000, respectively, which is expected to be recognized over the weighted average remaining vesting period of 2.77 years and 3.01 years, respectively.

(12) Financial Derivatives and Hedging Activities

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

The Company records all derivatives on the condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

The effective portion of the gain or loss on derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to the Company’s condensed consolidated statements of operations at the time the hedged forecasted transaction is recorded in the condensed consolidated statements of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally-forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments.

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

Derivatives Designated as Hedging Instruments – Cash Flow Hedges

In October 2011, the Company began to use currency forward contracts as cash flow hedges to manage its exposure to fluctuations in the Euro (EUR) to U.S. Dollar (USD) and Great British Pound (GBP) to U.S. Dollar exchange rates on a portion of forecasted international sales. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of operations.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

As of March 31, 2012, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	9	€12,250	$16,187
Sell GBP/Buy USD Forward Contract	9	£5,690	8,950

	18		$25,137

These contracts have maturities of nine months or less.

The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	$XXX	$XXX	$XXX	$XXX	$XXX	$XXX	$XXX	$XXX
	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	March 31, 2012	March 31, 2011		March 31, 2012	March 31, 2011		March 31, 2012	March 31, 2011
Sell EUR/Buy USD Forward Contract	$(251)	$—	Net sales	$94	$—	Net sales	$—	$—
Sell GBP/Buy USD Forward Contract	(173)	—	Net sales	4	—	Net sales	(1)	—

	$(424)	$—		$98	$—		$(1)	$—

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) (deferred losses of $313,000) will be realized in the consolidated statements of operations within the next twelve months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives

The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other income.” As of March 31, 2012, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€1,270	$1,695
Sell GBP/Buy USD Forward Contract	2	£565	897

	4		$2,592

These contracts generally have maturities of approximately one month from the trade date.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Loss Recognized in Income on Derivative		Amount of Loss Recognized in Income on Derivatives
			Three Months Ended March 31,
			2012	2011
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales		$(31)	$—
Sell GBP/Buy USD Forward Contract	Net sales		(25)	—

			$(56)	$—

Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income	(expense)	$(19)	$—
Sell GBP/Buy USD Forward Contract	Other income	(expense)	(26)	—

			$(45)	$—

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

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$1	$175	$(173)	$—
Sell GBP/Buy USD Forward Contract	—	27	(143)	—

	$1	$202	$(316)	$—

Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$5	$31	$(5)	$—
Sell GBP/Buy USD Forward Contract	—	1	(7)	(5)

	$5	$32	$(12)	$(5)

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Assets
Derivative Financial Instruments	$—	$—	$6	$234	$—	$—	$6	$234

Liabilities
Derivative Financial Instruments	$—	$—	$(326)	$(5)	$—	$—	$(326)	$(5)

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

(13) Income Taxes

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. To the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, the Company determines the quarterly provision for income taxes based on actual year-to-date income. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax expense for the three months ended March 31, 2012 and 2011 was $267,000 and $852,000, respectively, or approximately 19.3% and 44.1% of pre-tax income. The Company’s effective tax rate decreased, and differs from the United States federal statutory rate of 35%, as a result of disqualifying dispositions of incentive stock options as well as higher earnings in countries that have lower statutory rates than the United States. All earnings for the three months ended March 31, 2011 were recognized in the United States for income tax purposes. The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of March 31, 2012, March 31, 2011 and December 31, 2011, the Company had $192,000, $45,000 and $192,000, respectively of uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

(14) Product Warranty Obligations

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows (in thousands):

Warranty Accrual
Balance at December 31, 2011	$1,559
Warranty Claims	(359)
Warranty Costs Accrued	225

Balance at March 31, 2012	$1,425

(15) Commitments and Contingencies

On November 23, 2010, Monster Cable Products, Inc. (“Monster”) filed a lawsuit in Utah state court against the Company and one of its newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. On February 15, 2012, the parties reached a full settlement. In connection with the settlement, the Company incurred legal and settlement expenses associated with this matter, net of tax benefit, of $418,000 for the three months ended March 31, 2012.

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our 2011 10-K filed with the Securities and Exchange Commission on March 23, 2012.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our 2011 10-K filed with the Securities and Exchange Commission on March 23, 2012, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Skullcandy became one of the world’s most distinct audio brands by bringing color, character and performance to an otherwise monochromatic space and helped revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. From the award-winning, optic-inspired Roc Nation Aviator headphones to the evolutionary fitting FIX earbuds and a roster of some of the world’s finest athletes, musicians and artists, Skullcandy continues to redefine world-class audio performance and style. The Skullcandy name and distinctive logo have rapidly become icons and contributed to our leading market position, robust net sales growth and strong profitability.

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in more than 70 other countries around the world, with international sales representing approximately 20.5% and 21.1% of our net sales for three months ended March 31, 2012 and 2011, respectively. Sales to our former European distributor, 57 North, represented more than 10% of our net sales in the three months ended March 31, 2011. We reacquired the rights to European distribution in August 2011 by purchasing Kungsbacka 57 AB, a subsidiary of 57 North. We also offer products through our websites, with online sales representing approximately 8.9% and 8.5% of our net sales for three months ended March 31, 2012 and 2011, respectively.

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

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. During 2011, Best Buy accounted for more than 10% of our net sales. Target and Best Buy each accounted for more than 10% of our net sales for the three months ended March 31, 2012. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” in Part II of this quarterly report and in our 2011 10-K filed with the Securities and Exchange Commission on March 23, 2012 for a more complete discussion of the risks facing our business. Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

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

Results of Operations

The following table sets forth selected items in our statements of operations in dollars (in thousands) and as a percentage of net sales for the periods presented:

	Three Months Ended March 31,
	2012		2011
Net sales	$53,280	100.0%	$36,018	100.0%
Cost of goods sold	27,296	51.2	17,703	49.2

Gross profit	25,984	48.8	18,315	50.8
Selling, general and administrative expenses	24,500	46.0	14,399	40.0

Income from operations	1,484	2.8	3,916	10.9
Other expense	(48)	(0.1)	(13)	—
Interest expense	124	0.2	1,998	5.5

Income before income taxes and noncontrolling interests	1,408	2.6	1,931	5.4
Income taxes	267	0.5	852	2.4

Net income	$1,141	2.1	$1,079	3.0

Noncontrolling interests	(24)	—	—	—
Preferred dividends	—	—	(9)	—

Net income attributable to Skullcandy, Inc.	$1,117	2.1%	$1,070	3.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales

Net sales increased $17.3 million, or 47.9%, to $53.3 million for the three months ended March 31, 2012 from $36.0 million for the three months ended March 31, 2011.

Domestic net sales increased $11.8 million, or 46.5%, to $37.2 million, or 69.8% of our net sales for the three months ended March 31, 2012 from $25.3 million, or 70.4% of our net sales for the three months ended March 31, 2011. This increase primarily reflects increased volume to existing retailers.

International net sales, which consist primarily of net sales in Europe and Canada, increased $3.3 million, or 44.1%, to $10.9 million, or 20.5% of our net sales for the three months ended March 31, 2012 from $7.6 million, or 21.1% of our net sales for the three months ended March 31, 2011. This increase was primarily attributable to a $2.2 million increase in net sales in Europe, primarily based on our transition to a direct model. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. As part of the acquisition, we acquired certain key employees and customer lists. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region.

Online net sales increased $2.1 million, or 69.4%, to $5.2 million, or 9.7% of our net sales for the three months ended March 31, 2012 from $3.1 million, or 8.5% of our net sales for the three months ended March 31, 2011. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011, which sells products through the site astrogaming.com. Net sales for Astro Gaming included in online net sales were $2.4 million for the three months ended March 31, 2012.

Gross Profit

Gross profit increased $7.7 million, or 41.9%, to $26.0 million for the three months ended March 31, 2011 from $18.3 million for the three months ended March 31, 2011. Gross profit as a percentage of net sales, or gross margin, was 48.8% for the three months ended March 31, 2012 compared to 50.8% for the three months ended March 31, 2011. The decrease in gross margin was due primarily to lower margin sales to the closeout channel in connection with our transition to an updated product and packaging collection, which will launch in retail stores in the second quarter of 2012 and be rolled out over the course of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.1 million, or 70.2%, to $24.5 million for the three months ended March 31, 2012 from $14.4 million for the three months ended March 31, 2011. The increase was primarily the result of $4.1 million in additional payroll-related expenses, $1.8 million in additional marketing and advertising expenses and $1.0 million in additional depreciation and amortization based on increased investments in property and equipment and the acquisition of certain intangible assets in August 2011. We continue to make critical investments in the business to support long-term growth. These investments include additional personnel in key areas of our business, product development, point-of-sale merchandising, international expansion and development of our gaming platform. Legal expenses increased $0.9 million primarily due to $0.7 million of legal expenses related to a lawsuit with Monster Cable Products, Inc., or Monster, that was settled on February 15, 2012. No further expenses related to the Monster lawsuit will be incurred in subsequent periods. As a percentage of net sales, selling, general and administrative expenses increased 6.0 percentage points to 46.0% for the three months ended March 31, 2012 from 40.0% for the three months ended March 31, 2011.

Income from Operations

As a result of the factors above, income from operations decreased $2.4 million, or 62.1%, to $1.5 million for the three months ended March 31, 2012 from $3.9 million for the three months ended March 31, 2011. Income from operations as a percentage of net sales decreased 8.1 percentage points to 2.8% for the three months ended March 31, 2012 from 10.9% for the three months ended March 31, 2011.

Other Expense

Other expense was immaterial for the three months ended March 31, 2012 and 2011.

Interest Expense

Interest expense decreased $1.9 million to $0.1 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011. All long-term debt was repaid with the IPO proceeds or was converted to common stock. In addition, as of March 31, 2012 there were no meaningful borrowings outstanding on the revolving credit facility compared to $9.0 million outstanding as of March 31, 2011.

Income Taxes

Income taxes were $0.3 million for the three months ended March 31, 2012 compared to $0.9 million for the three months ended March 31, 2011. Our effective tax rate for the three months ended March 31, 2012 and March 31, 2011 was 19.3% and 44.1%, respectively. Our effective tax rate for the three months ended March 31, 2012 decreased, and was lower than the United States federal statutory rate of 35%, as a result of disqualifying dispositions of incentive stock options, as well as higher earnings in countries that have lower statutory rates than the United States. All earnings for the three months ended March 31, 2011 were recognized in the United States for income tax purposes. We expect our effective tax rate will continue to fluctuate significantly on a quarterly basis depending upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income

As a result of the factors above, net income was $1.1 million for the three months ended March 31, 2012 and 2011.

Noncontrolling Interest

We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.

Noncontrolling interest for the three months ended March 31, 2012 consists of income from our Mexico joint venture that is attributable to the other partner in the joint venture.

Preferred Dividends

Preferred dividends were immaterial for the three months ended March 31, 2011. Subsequent to July 2011, there have been no preferred dividends. All shares of the Company’s preferred stock outstanding automatically converted into 4,507,720 shares of common stock upon the closing of our IPO.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. was $1.1 million for the three months ended March 31, 2012 and 2011.

Segment Information

Net sales for the three months ended March 31, 2012 in North America and Europe were $46.2 million and $7.1 million, respectively. Gross profit in North America and Europe was $22.1 million and $3.9 million, respectively. Gross margin in North America and Europe was 47.9% and 54.4%, respectively. The higher gross margin in Europe is due to a sales mix of higher margin products and more favorable pricing with certain retailers. Income (loss) from operations in North America and Europe was ($0.1 million) and $1.6 million, respectively. For further discussion of the changes in net sales, gross profit and income from operations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Liquidity and Capital Resources

Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with operating cash flows, sales of equity securities and borrowings under our credit facility. These sources of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Three Months Ended March 31,
	2012	2011
Cash and cash equivalents at beginning of period	$23,302	$6,462
Net cash provided by (used in) operating activities	(1,643)	9,492
Net cash used in investing activities	(1,350)	(1,105)
Net cash used in financing activities	(9,493)	(8,884)
Effect of exchange rate changes on cash and cash equivalents	97	—

Cash and cash equivalents at end of period	$10,913	$5,965

Net Cash Provided by (Used in) Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization expense, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities. For the three months ended March 31, 2012, net cash used in operating activities was $1.6 million and consisted of net income of $1.1 million plus $2.2 million for non-cash items, less $5.0 million for working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $11.3 million, a decrease in prepaid expenses and other current assets of $3.2 million, offset by increases in inventory of $7.1 million and decreases in accounts payable of $1.5 million, income taxes payable of $5.9 million and accrued liabilities of $5.2 million.

For the three months ended March 31, 2011, net cash provided by operating activities was $9.5 million and consisted of net income of $1.1 million plus $2.4 million for non-cash items, plus $6.0 million for working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $20.5 million, partially offset by an increase in inventory of $6.3 million, and decreases in accrued liabilities of $5.1 million and accounts payable of $2.1 million.

Net Cash Used in Investing Activities. Net cash used in investing activities relates almost entirely to capital expenditures. Net cash used in investing activities was $1.4 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

Net Cash Used in Financing Activities. Net cash used in financing activities was $9.5 million and $8.9 million for the three months ended March 31, 2012 and 2011, respectively, which primarily resulted from repayment of debt.

We believe that our cash, cash flow from operating activities, available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At March 31, 2012, there were $1 thousand in outstanding borrowings and we had $28.4 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At March 31, 2012, we were in compliance with all financial covenants.

In October 2011, we entered into a first amendment and waiver to revolving credit and security agreement, or the amendment. The amendment increased the amount of allowable capital expenditures to $6.0 million annually and waived any past non-compliance with the capital expenditure covenant. Under the amendment, we may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.0% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows us to enter into foreign currency contracts with the lenders to hedge our foreign currency risk.

On March 6, 2012, we entered into a second amendment to our revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures to $12.0 million.

Contractual obligations

In the three months ended March 31, 2012, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2011.

Off Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.

Critical Accounting Policies and Estimates

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

Long-Lived Assets Including Goodwill and Intangible Assets

We review property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during the three months ended March 31, 2012 or 2011.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not record any impairments during the three months ended March 31, 2012 or 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At March 31, 2012, there were no meaningful borrowings outstanding and we had $28.4 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended March 31, 2012, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

We use various foreign currency exchange contracts as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. On the date we enter into a derivative contract, we designate the derivative as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on a quarterly basis in accordance with our risk management policy. Derivatives that do not qualify or are no longer deemed effective to qualify for hedge accounting but are used by management to mitigate exposure to currency risks are marked to fair value with corresponding gains or losses recorded in earnings. We enter into forward exchange and other derivative contracts with major banks and are exposed to foreign currency losses in the event of nonperformance by these banks. We anticipate, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, we do not obtain collateral or other security to support the contracts.

The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of March 31, 2012 was a liability of $0.3 million compared to an asset of $0.2 million as of December 31, 2011. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $3.1 million as of March 31, 2012 compared with a decrease of approximately $1.4 million as of December 31, 2011. If adjustments for credit risk were to be included, the decrease would be smaller. The increase in potential market risk from the end of last year results primarily from the strengthening of the Euro and Great British Pound against the U.S. Dollar.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of the end of the period covered by this Quarterly Report our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Skullcandy, Inc. have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On November 23, 2010, Monster Cable Products, Inc. filed a lawsuit in Utah state court against us and one of our newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. On February 15, 2012, the parties reached a full settlement. In connection with the settlement, we incurred legal and settlement expenses associated with this matter, net of tax benefit, of $0.4 million for the three months ended March 31, 2012. These represent one-time expenses associated with the settlement and we do not expect any additional expenses associated with this matter after the first quarter of 2012.

Additionally, we are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 2011 10-K filed with the SEC on March 23, 2012. There have been no material changes to the risks discussed in our 2011 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: May 4, 2012	By:	/s/ JEREMY ANDRUS
Jeremy Andrus
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	By:	/s/ RON ROSS
Ron Ross
Vice President of Finance
(Principal Financial Officer)