Form 10-Q
period 2012-06-30
SKULLCANDY, INC.
filed 2012-08-08
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 6, 2012 27,383,866 shares of registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(unaudited)

	As of June 30, 2012	As of June 30, 2011	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$6,971	$2,810	$23,302
Accounts receivable, net	50,544	33,538	50,616
Inventories	55,244	41,889	43,975
Prepaid expenses and other current assets	6,135	4,690	8,499
Deferred taxes	3,229	2,853	3,978

Total current assets	122,123	85,780	130,370
Property and equipment, net	12,424	6,167	10,294
Intangibles	13,130	2,956	13,678
Goodwill	13,867	7,633	13,867
Deferred financing fees	281	5,239	402
Deferred taxes	—	702	—

Total assets	$161,825	$108,477	$168,611

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$18,118	$19,178	$23,206
Accrued liabilities	17,886	10,978	25,100
Bank line of credit	5,063	22,407	9,884

Total current liabilities	41,067	52,563	58,190
Deferred taxes	1,689	—	3,609
Long term debt	—	4,107	—
Long term debt, related party	—	64,348	—
Commitments and contingencies
Redeemable convertible preferred stock	—	2,534	—
Stockholders’ equity (deficit):
Common stock	3	1	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	122,968	11,159	119,042
Accumulated other comprehensive income	501	—	118
Retained earnings	38,263	17,059	30,339

Total Skullcandy stockholders’ equity (deficit)	118,441	(15,075)	106,208
Noncontrolling interests	628	—	604
Total stockholders’ equity (deficit)	119,069	(15,075)	106,812

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$161,825	$108,477	$168,611

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$72,436	$52,397	$125,716	$88,415
Cost of goods sold	36,769	25,598	64,065	43,301

Gross profit	35,667	26,799	61,651	45,114
Selling, general and administrative expenses	23,950	17,225	48,450	31,624

Income from operations	11,717	9,574	13,201	13,490
Other (income) expense	421	(5)	373	(18)
Interest expense	147	397	271	671
Interest expense—related party	—	1,893	—	3,617

Income before income taxes and noncontrolling interests	11,149	7,289	12,557	9,220
Income taxes	4,342	3,031	4,609	3,883

Net income	6,807	4,258	7,948	5,337

Net income attributable to noncontrolling interests	—	—	(24)	—
Preferred dividends	—	(8)	—	(17)

Net income attributable to Skullcandy, Inc.	$6,807	$4,250	$7,924	$5,320

Net income per common share attributable to Skullcandy, Inc.
Basic	$0.25	$0.30	$0.29	$0.37
Diluted	0.24	0.22	0.28	0.27
Weighted average common shares outstanding
Basic	27,339,599	14,248,276	27,310,701	14,212,716
Diluted	28,005,190	19,755,269	27,983,521	19,787,550

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$6,807	$4,258	$7,948	$5,337
Unrealized gain on foreign currency cash flow hedges, net of tax of $88 and $36 for the three and six months ended June 30, 2012, respectively	782	—	320	—
Foreign currency translation adjustment	(49)	—	63	—

Comprehensive income	7,540	4,258	$8,331	$5,337
Comprehensive income attributable to noncontrolling interests	—	—	(24)	—

Comprehensive income attributable to Skullcandy, Inc	$7,540	$4,258	$8,307	$5,337

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$7,948	$5,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,590	590
Provision for doubtful accounts	106	788
Deferred income taxes	(1,170)	586
Noncash interest expense	119	2,541
Stock-based compensation expense	3,436	1,656
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(30)	12,415
Inventories	(11,266)	(16,324)
Prepaid expenses and other current assets	2,685	(2,725)
Accounts payable	(5,093)	3,573
Income taxes payable	(2,714)	2,587
Accrued liabilities	(4,493)	(5,875)

Net cash provided by (used in) operating activities	(7,882)	5,149
Investing activities
Purchase of property and equipment	(4,041)	(2,261)
Purchase of intangible assets	(131)	(196)
Business acquisition	—	(10,837)

Net cash used in investing activities	(4,172)	(13,294)
Financing activities
Net borrowings (repayments) on bank line of credit	(4,821)	11,604
Repayment of long-term debt	—	(7,161)
Proceeds from exercise of stock options	484	50

Net cash provided by (used in) financing activities	(4,337)	4,493

Effect of exchange rate changes on cash and cash equivalents	60	—
Net decrease in cash and cash equivalents	(16,331)	(3,652)
Cash and cash equivalents, beginning of period	23,302	6,462

Cash and cash equivalents, end of period	$6,971	$2,810

Supplemental cash flow information:
Cash paid for interest	58	1,665
Cash paid for income tax	8,555	584

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

(2) Basis of Presentation

The accompanying condensed consolidated balance sheets as of June 30, 2012 and 2011 and December 31, 2011 and the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 and cash flows for the six months ended June 30, 2012 and 2011 are unaudited. The June 30, 2011 balance sheet is presented for comparability purposes to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted the provisions of this guidance effective January 1, 2012, as reflected in the condensed consolidated statements of comprehensive income herein.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

(3) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales Customer A	*	*	10.7%	*
Net Sales Customer B	*	11.6%	*	12.5%
Net Sales Customer C	11.4%	10.0%	11.9%	11.6%

*	Indicates less than 10% of net sales for the period

Accounts receivable from customers A, B and C in the aggregate as of June 30, 2012, June 30, 2011 and December 31, 2011 were 25%, 44% and 26% of total accounts receivable, net, respectively. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

Net sales to customers located outside the United States totaled $16,480,000 and $10,306,000 for the three months ended June 30, 2012 and 2011, respectively. Net sales to customers located outside the United States totaled $27,412,000 and $17,891,000 for the six months ended June 30, 2012 and 2011, respectively.

(4) Allowance for Doubtful Accounts and Sales Returns

Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2011	$599	$3,824
Provision	107	8,811
Deductions	(241)	(9,033)

Balance, June 30, 2012	$465	$3,602

(5) Property and Equipment, Net

Property and equipment, net, consisted of the following:

	June 30, 2012	June 30, 2011	December 31, 2011
Cost:	(in thousands)
Leasehold improvements	$1,872	$1,661	$1,706
Furniture and fixtures	4,856	2,043	3,355
Other equipment	6,534	2,609	4,973
Computer equipment and software	3,299	1,415	2,809
Vehicles	146	217	151

	16,707	7,945	12,994
Less accumulated depreciation	(4,283)	(1,778)	(2,700)

Property and equipment, net	$12,424	$6,167	$10,294

(6) Acquisitions

On April 21, 2011, the Company completed its purchase of substantially all assets of Astro Gaming, Inc. (“Astro Gaming”) for total cash consideration of $10,837,000. Astro Gaming is a leader in gaming headphones and is based in San Francisco, California. Astro Gaming was purchased as part of the Company’s expansion into the gaming headphones

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

category. The Company paid the purchase price using cash on hand and borrowings of approximately $10,000,000 under its credit facility. No cash was acquired in the acquisition. The following table summarizes the identifiable net tangible and intangible assets acquired from Astro Gaming:

(in thousands)
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

On August 26, 2011, the Company completed its purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB, for $18,625,000. The purchase was made by Skullcandy International GmbH (formerly Skullcandy International AG), a wholly owned subsidiary of the Company. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. Kunbsback 57 AB was purchased to allow the Company to take direct control of its European business, which the Company expects will allow it to capture sales that would otherwise have been earned by 57 North AB and to accelerate the Company’s growth in this region through a rejuvenated marketing and brand building campaign. The Company paid the purchase price using proceeds from the IPO. No cash was acquired in the acquisition. The following table summarizes the identifiable net tangible and intangible assets acquired from Kungsbacka 57 AB:

(in thousands)
Inventories	$2,900
Prepaid expenses and other current assets	725

Total tangible assets	3,625
Accrued liabilities	(375)

Total current liabilities	(375)

Net tangible assets acquired	3,250
Goodwill	7,062
Non-compete agreements	430
Customer relationships	10,850
Deferred tax liability	(2,967)

Total fair value of purchase price	$18,625

The non-compete agreements are being amortized over a period of three years and the customer relationships are being amortized over a period of eight years. Goodwill is not amortizable for tax purposes. There were no operations in Skullcandy GmbH prior to the acquisition of Kungsbacka 57 AB.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator	(in thousands)
Net income attributable to Skullcandy, Inc.	$6,807	$4,250	$7,924	$5,320

Denominator
Weighted average common stock outstanding for basic net income per common share	27,340	14,248	27,311	14,213
Effect of dilutive securities—preferred stock	—	4,508	—	4,508
Effect of dilutive securities—warrants, unvested restricted stock and stock options	665	999	673	1,067

Weighted average common shares and dilutive securities outstanding	28,005	19,755	27,984	19,788

For the three and six months ended June 30, 2012, 2,780,272 shares and 2,804,554 shares, respectively, subject to stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2011, 3,862,124 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (PSUs) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of June 30, 2012 and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 424,367 as of June 30, 2012. These amounts were also excluded from the computation of anti-dilutive securities. There were no PSUs outstanding as of June 30, 2011.

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

In January 2009, the board of directors approved the repurchase transaction contemplated by the securities purchase and redemption agreement. The transaction closed in February 2009 resulting in the Company’s repurchase of 4,826,402 shares of common stock, 73,289 shares of Series A preferred stock and 6,255 shares of Series B preferred stock from existing stockholders for an aggregate purchase price of $55,168,000. The purchase price consisted of $30,000,000 in cash, which funds were obtained from the convertible note issued in November 2008 and the issuance of 1,358 shares of Series C preferred stock for $129.63 per share, $168,000 from the exercise of options to purchase common stock, and $25,000,000 in the form of an unsecured, subordinated promissory note payable pro-rata to stockholders participating in the transaction. This note bore interest at 11% per annum and was set to mature in February 2013. The excess of the repurchase price over the fair market value of the common stock was accounted for as the cost of treasury stock following the guidance of ASC 505-30, Treasury Stock, since no stated or unstated consideration was received by the Company in addition to the shares that were redeemed. The excess of the repurchase price over the fair market value of the common stock redeemed from employers that had previously obtained those shares pursuant to a compensatory arrangement was accounted for as compensation expense following the guidance in ASC 718, Stock Compensation. Included in the shares redeemed was common stock held by the Company’s founder and former chief executive officer. The shares redeemed by the founder and former chief executive officer were obtained upon the original founding of the Company and not pursuant to a compensatory share-based arrangement. Further, the per share amount received in the redemption by the founder and former chief executive officer was the same as all of the other stockholders that participated in the redemption. Accordingly, the Company has accounted for the redemption of these shares as treasury stock consistent with the other redeemed shares.

Pursuant to the securities purchase and redemption agreement, three contingent payments of additional consideration were to be made. At the time the securities purchase and redemption agreement was entered into, these contingent payments were to be made within ten days following a qualified IPO or other liquidation event, as defined in the agreement.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

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

In December 2010, the Company amended the securities purchase and redemption agreement and removed the contingencies associated with the second contingent payment and fixed the amount payable at $17,500,000. As such, this payment was no longer accounted for a derivative as of December 31, 2010. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15,440,000 as of June 30, 2011 using an implied interest rate of 5%. As of July 19, 2011, when the Company’s IPO became effective, the amount payable was accreted to its stated value of $17,500,000 and was paid on July 29, 2011 from the proceeds of the Company’s IPO.

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

During 2010 and in 2011 through the date of the IPO, the Company accounted for a portion of the third contingent payment (related to amounts payable to non-employee stockholders) as a derivative under ASC 815, Derivatives and Hedging. The estimated fair value of the derivative related to the third contingent payment was approximately $2,391,000 as of June 30, 2011. The fair value of the derivative instrument was estimated using a standard discounted cash flow model and is considered a level 2 fair value measurement. The amount became fixed at $3,783,000 in connection with the IPO and was paid on July 29, 2011.

(9) Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. The Company’s credit facility contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change the Company’s line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At June 30, 2012, June 30, 2011 and December 31, 2011 total borrowings were $5,063,000, $22,407,000 and $9,884,000, respectively. At June 30, 2012, the Company had $23,133,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of June 30, 2012, the credit facility carried an interest rate of 4.25%. At June 30, 2012, the Company was in compliance with all financial covenants.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

On March 6, 2012, the Company entered into a second amendment to the revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures of the Company to $12,000,000.

Long-Term Debt

The Company did not have any long-term debt outstanding as of June 30, 2012 and December 31, 2011. Long-term debt as of June 30, 2011 consisted of the following:

June 30, 2011
(in thousands)
Convertible note, related party	$33,961
Promissory notes, related party	15,619
Promissory notes	1,043
Stockholder payable, related party	12,788
Stockholder payable	2,653
Derivative liability	2,391

$68,455

In November 2008, the Company issued a convertible note in the amount of $29,824,000 in connection with the securities purchase and redemption agreement. This note was convertible at a price of $7.72 per share into 3,862,124 common shares of the Company at any time before the maturity of the note on November 28, 2013. The note was secured by a second lien on substantially all of the Company’s assets and carried interest at a rate of 15% per annum, 5% of which was paid in cash and 10% of which was accrued and added to the principal balance of the note on a quarterly basis. Accrued interest of $5,265,000 is reflected in the principal balance of the convertible note as of June 30, 2011. Simultaneously with the consummation of a qualified IPO, the Company had the option to require the holder to either, at the holder’s option exercise its conversion right or accept the principal amount plus all accrued and unpaid interest as payment in full. The convertible note was subordinated to the Company’s credit facility. In connection with the issuance of the convertible note, the Company entered into an advisory agreement with the note holder, which required payments of $150,000 per year during the term of the note. The holder of the convertible note delivered executed notices to the Company exercising its option to have the convertible note converted into common stock immediately prior to the consummation of the IPO. Upon the closing of the IPO, the convertible note converted into 3,862,124 shares of common stock, the related accrued interest of $5,575,000 was repaid and the advisory agreement was terminated.

In February 2009, the Company issued an unsecured subordinated promissory note in the aggregate amount of $25,000,000 to repurchase shares from existing stockholders pursuant to the securities purchase and redemption agreement. The note bore interest at a rate of 11% per annum and was set to mature on February 3, 2013. Amounts outstanding as of June 30, 2011 totaled $7,323,000. The unsecured subordinated promissory note was subordinated to the credit facility and the convertible note. The note was repaid on July 29, 2011 from the proceeds of the IPO.

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

Included in the table above, are derivative liabilities that were recorded as derivatives due to the variability in the potential amounts payable (see Note 8 for a further description). The estimated fair value of these derivatives was approximately $2,391,000 as of June 30, 2011. The amount became fixed at $3,783,000 in connection with the IPO and was paid on July 29, 2011.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

(10) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and International. The International segment was previously called the European segment and was changed to the International segment in connection with the opening of the Company’s office in Shanghai, China during the quarter ended June 30, 2012. The North America segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States, Canada and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy product sales generated from customers in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the three and six months ended June 30, 2012 are international net sales of $7,765,000 and $11,210,000, respectively, that represent products that were sold from North America to retailers and distributors in other countries. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. Information related to the Company’s operating segments is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(in thousands)	(in thousands)
Net sales
North America	$64,056	$110,202
International	8,380	15,514

Consolidated	72,436	125,716

Gross profit
North America	31,555	53,660
International	4,112	7,991

Consolidated	35,667	61,651

Income from operations
North America	10,375	10,272
International	1,342	2,929

Consolidated	11,717	13,201

Identifiable assets
North America	120,024	120,024
International	41,801	41,801

Consolidated	161,825	161,825

Long-lived assets
North America	14,857	14,857
International	10,697	10,697

Consolidated	$25,554	$25,554

(11) Stock-Based Compensation

The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock and performance-based restricted stock units (“PSUs”) to selected officers, other key employees, consultants and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The PSUs entitle each participant to earn a number of shares of the Company’s common stock ranging from 0%-150% of the target number of PSUs granted based on the attainment of certain pre-determined financial and stock price performance goals during the performance period running from January 1, 2012 to December 31, 2014. Each PSU will vest and

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

be earned as of January 1, 2015 as follows: (i) 0-105% of the Target PSUs will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual earnings per share during the Performance Period, and (ii) 0-45% of the Target PSUs will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual revenue during the Performance Period. In no event will more than 100% of the Target PSUs fully vest and be earned unless the Company’s stock price reaches a certain minimum level during the performance period.

Stock Options

The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2012:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	4,387,007	$0.37 –20.00	$13.10

Granted	525,454	12.42	12.42
Exercised	(85,429)	0.37 – 11.99	5.66
Forfeited	(315,229)	5.26 – 20.00	14.63

Balance at June 30, 2012	4,511,803	0.37 – 20.00	13.05	7.87	13,264,063

Vested and Exercisable	2,123,354	0.37 – 20.00	10.12	6.67	10,287,979
Unvested	2,388,449	5.26 – 20.00	15.66	8.94	2,976,084

Performance-Based Restricted Stock Units

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2011	—	—

Granted	289,955	12.42
Vested	—	—
Forfeited	7,044	12.42

Balance at June 30, 2012	282,911	12.42

Vested	—	—
Unvested	282,911	12.42

Summary of Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and PSUs of $1,835,000 and $877,000 for the three months ended June 30, 2012 and 2011, respectively. The Company recorded $3,436,000 and $1,656,000 in stock-based compensation expense related to stock options and PSUs for the six months ended June 30, 2012 and 2011, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock options and PSUs as of June 30, 2012 and December 31, 2011 was $18,140,000 and $17,306,000, respectively, which is expected to be recognized over the weighted average remaining vesting period of 2.71 years and 3.01 years, respectively.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

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

Derivatives Designated as Hedging Instruments – Cash Flow Hedges

In October 2011, the Company began to use currency forward contracts as cash flow hedges to manage its exposure to fluctuations in the Euro (EUR) to U.S. Dollar (USD) and Great British Pound (GBP) to U.S. Dollar exchange rates on a portion of forecasted international sales. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of operations.

As of June 30, 2012, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	6	€9,760	$12,919
Sell GBP/Buy USD Forward Contract	6	£4,230	6,683

	12		$19,602

These contracts have maturities of six months or less.

The following tables summarize the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Sell EUR/Buy USD Forward Contract	$754	$—	Net sales	$33	$—	Net sales	$1	$—
Sell GBP/Buy USD Forward Contract	151	—	Net sales	(50)	—	Net sales	—	—

	$905	$—		$(17)	$—		$1	$—

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six months ended
	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Sell EUR/Buy USD Forward Contract	$502	$—	Net sales	$127	$—	Net sales	$1	$—
Sell GBP/Buy USD Forward Contract	(22)	—	Net sales	(54)	—	Net sales	(1)	—

	$480	$—		$73	$—		$—	$—

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (deferred gains of $608) will be realized in the consolidated statements of operations within the next six months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives

The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other income.” As of June 30, 2012, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€1,758	$2,183
Sell GBP/Buy USD Forward Contract	2	£370	573

	4		$2,756

These contracts generally have maturities of approximately one month from the trade date.

The following tables summarize the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain Recognized in Income on Derivative	Amount of Gain Recognized in Income on Derivatives
		Three Months Ended June 30,
		2012	2011
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$48	$—
Sell GBP/Buy USD Forward Contract	Net sales	9	—

		$57	$—

Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$40	$—
Sell GBP/Buy USD Forward Contract	Other income (expense)	9	—

		$49	$—

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
		2012	2011
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$17	$—
Sell GBP/Buy USD Forward Contract	Net sales	(17)	—

		$—	$—

Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$21	$—
Sell GBP/Buy USD Forward Contract	Other income (expense)	(17)	—

		$4	$—

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

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$549	$175	$—	$—
Sell GBP/Buy USD Forward Contract	69	27	(11)	—

	$618	$202	$(11)	$—

Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$31	$(42)	$—
Sell GBP/Buy USD Forward Contract	—	1	(6)	(5)

	$—	$32	$(48)	$(5)

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Assets
Derivative Financial Instruments	$—	$—	$619	$234	$—	$—	$619	$234

Liabilities
Derivative Financial Instruments	$—	$—	$(59)	$(5)	$—	$—	$(59)	$(5)

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the consolidated balance sheet under the caption “Prepaid expenses and other current assets” and the value of contracts in a loss position is recorded under the caption “Accrued liabilities.”

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

Income tax expense for the three months ended June 30, 2012 and 2011 was $4,342,000 and $3,031,000, respectively, or approximately 38.9% and 41.6% of pre-tax income. The Company’s effective tax rate decreased due to higher earnings in countries that have lower statutory rates than the United States. Income tax expense for the six months ended June 30, 2012 and 2011 was $4,609,000 and $3,883,000, respectively, or approximately 36.8% and 42.1% of pre-tax income. The Company’s effective tax rate decreased due to disqualifying dispositions of incentive stock options and higher earnings in countries that have lower statutory rates than the United States. All earnings for the three and six months ended June 30, 2011 were recognized in the United States for income tax purposes. The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of June 30, 2012, June 30, 2011 and December 31, 2011, the Company had $192,000, $45,000 and $192,000, respectively of liabilities for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant foreign tax returns are not currently under examination. The State of Utah is currently reviewing the tax returns for 2008 through 2010. The Company does not anticipate any material adjustments as a result of the review.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS–(CONTINUED)

(unaudited)

Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2011	$1,559
Warranty Claims	(636)
Warranty Costs Accrued	601

Balance at June 30, 2012	$1,524

(15) Commitments and Contingencies

On November 23, 2010, Monster Cable Products, Inc. (“Monster”) filed a lawsuit in Utah state court against the Company and one of its newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. On February 15, 2012, the parties reached a full settlement. In connection with the settlement, the Company incurred legal and settlement expenses associated with this matter, net of tax benefit, of $418,000 for the six months ended June 30, 2012. There were no expenses associated with this matter in the three months ended June 30, 2012.

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

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in more than 70 other countries around the world, with sales to international customers representing approximately 21.8% and 20.2% of our net sales for six months ended June 30, 2012 and 2011, respectively. We also offer products through our websites, with online sales representing approximately 8.4% of our net sales for the six months ended June 30, 2012 and 2011.

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

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. During

2011, Best Buy accounted for more than 10% of our net sales. Target and Best Buy each accounted for more than 10% of our net sales for the six months ended June 30, 2012. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” in Part II of this quarterly report and in our 2011 10-K filed with the Securities and Exchange Commission on March 23, 2012 for a more complete discussion of the risks facing our business. Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

Segment Information

We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following that acquisition we began to operate in two segments –North America and International. The International segment was previously called the European segment and was changed to the International segment in connection with the opening of our office in Shanghai, China during the quarter ended June 30, 2012. The North America segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States, Canada and Mexico (through our joint venture). The International segment primarily includes Skullcandy product sales to customers in Europe and Asia that are served by our European and Asian operations.

Basis of Presentation

Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy brand name. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. Domestic net sales are derived primarily from sales to our retailers, while our international net sales are attributable to direct sales to our retailers and distributors that are served by our European and Asian operations. Included in international net sales are also net sales of products that were sold from the United States to retailers and distributors in other countries.

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

Results of Operations

The following table sets forth selected items in our statements of operations in dollars (in thousands) and as a percentage of net sales for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Net sales	$72,436	100.0%	$52,397	100.0%	$125,716	100.0%	$88,415	100.0%
Cost of goods sold	36,769	50.8	25,598	48.9	64,065	51.0	43,301	49.0

Gross profit	35,667	49.2	26,799	51.1	61,651	49.0	45,114	51.0
Selling, general and administrative expenses	23,950	33.1	17,225	32.9	48,450	38.5	31,624	35.8

Income from operations	11,717	16.2	9,574	18.3	13,201	10.5	13,490	15.3
Other expense (income)	421	0.6	(5)		373	0.3	(18)
Interest expense	147	0.2	2,290	4.4	271	0.2	4,288	4.8

Income before income taxes and noncontrolling interests	11,149	15.4	7,289	13.9	12,557	10.0	9,220	10.4
Income taxes	4,342	6.0	3,031	5.8	4,609	3.7	3,883	4.4

Net income	$6,807	9.4	$4,258	8.1	$7,948	6.3	$5,337	6.0

Noncontrolling interests	—	—	—	—	(24)	0.0	—	—
Preferred dividends	—	—	(8)	0.0	—	—	(17)	0.0

Net income attributable to Skullcandy, Inc.	$6,807	9.4%	$4,250	8.1%	$7,924	6.3%	$5,320	6.0%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales

Net sales increased $20.0 million, or 38.2%, to $72.4 million for the three months ended June 30, 2012 from $52.4 million for the three months ended June 30, 2011.

Domestic net sales increased $12.9 million, or 34.1%, to $50.6 million for the three months ended June 30, 2012 from $37.7 million for the three months ended June 30, 2011. This increase primarily reflects increased volume to existing retailers and higher average selling prices. As a percentage of net sales, domestic net sales decreased to 69.9% for the three months ended June 30, 2012 from 72.0% for the three months ended June 30, 2011.

International net sales increased $6.2 million, or 59.9%, to $16.5 million, or 22.8% of our net sales for the three months ended June 30, 2012 from $10.3 million, or 19.7% of our net sales for the three months ended June 30, 2011. This increase was primarily attributable to a $2.0 million increase in net sales in Europe, based on our transition to a direct model. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. As part of the acquisition, we acquired certain key employees and customer lists. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. The remaining increase is primarily due to increased volumes to our international distributors.

Online net sales increased $1.0 million, or 22.8%, to $5.3 million for the three months ended June 30, 2012 from $4.3 million for the three months ended June 30, 2011. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011, which primarily sells products through the site astrogaming.com. Net sales for Astro Gaming included in online net sales were $2.2 million for the three months ended June 30, 2012 compared to $1.6 million for the three months ended June 30, 2011. As a percentage of net sales, online net sales decreased to 7.4% for the three months ended June 30, 2012 from 8.3% for the three months ended June 30, 2011. The decrease in online net sales as a percentage of net sales was primarily due to the discontinuation of selling clearance-related items on skullcandy.com in the third quarter last year in order to better preserve the integrity of the brand.

Gross Profit

Gross profit increased $8.9 million, or 33.1%, to $35.7 million for the three months ended June 30, 2012 from $26.8 million for the three months ended June 30, 2011. Gross profit as a percentage of net sales, or gross margin, was 49.2% for the three months ended June 30, 2012 compared to 51.1% for the three months ended June 30, 2011. The decrease in gross margin is mostly due to a shift in sales mix to higher price point products with lower gross margin structures.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.7 million, or 39.0%, to $24.0 million for the three months ended June 30, 2012 from $17.2 million for the three months ended June 30, 2011. Approximately half of the increase was related to strategic investments in our direct international and gaming platforms, including expansion of personnel. The other half of the selling, general and administrative expenses increase consisted of $0.9 million of additional depreciation and amortization expense and approximately $2.4 million of infrastructure, public company compliance and variable expenses. The higher depreciation and amortization was the result of increased investments in a number of key strategic areas. This includes an in-house product design model, fixtures and point of purchase displays developed to improve our in-store presentation, property and equipment to support operational growth and the purchase of certain intangible assets related to our acquisition of the distribution rights in Europe. As a percentage of net sales, selling, general and administrative expenses increased to 33.1% for the three months ended June 30, 2012 from 32.9% for the three months ended June 30, 2011. We expect to continue to make critical investments in the business to support long-term growth, including additional personnel in key areas, product development, point of sale merchandising, international expansion and development of our gaming platform.

Income from Operations

As a result of the factors above, income from operations increased $2.1 million, or 22.4%, to $11.7 million for the three months ended June 30, 2012 from $9.6 million for the three months ended June 30, 2011. Income from operations as a percentage of net sales decreased 2.1 percentage points to 16.2% for the three months ended June 30, 2012 from 18.3% for the three months ended June 30, 2011.

Other Expense

Other expense for the three months ended June 30, 2012 primarily consisted of foreign currency remeasurement losses. Other expense was immaterial for the three months ended June 30, 2011.

Interest Expense

Interest expense decreased $2.1 million to $0.1 million for the three months ended June 30, 2012 from $2.3 million for the three months ended June 30, 2011. All long-term debt was repaid with the proceeds of our initial public offering in July 2011, the IPO, or was converted to common stock. In addition, as of June 30, 2012, there were $5.1 million in borrowings outstanding on the revolving credit facility compared to $22.4 million outstanding as of June 30, 2011.

Income Taxes

Income taxes were $4.3 million for the three months ended June 30, 2012 compared to $3.0 million for the three months ended June 30, 2011. Our effective tax rate for the three months ended June 30, 2012 and 2011 was 38.9% and 41.6%, respectively. Our effective tax rate decreased due to higher earnings in countries that have lower statutory rates than the United States. All earnings for the three months ended June 30, 2011 were recognized in the United States for income tax purposes. We expect our effective tax rate will continue to fluctuate significantly on a quarterly basis depending upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income

As a result of the factors above, net income increased $2.5 million, or 59.9%, to $6.8 million for the three months ended June 30, 2012 from $4.3 million for the three months ended June 30, 2011.

Noncontrolling Interest

We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.

Noncontrolling interest consists of income from our Mexico joint venture that is attributable to the other partner in the joint venture. There was no change in net income for the Mexico joint venture from March 31, 2012 to June 30, 2012 and thus no change in the noncontrolling interest.

Preferred Dividends

Preferred dividends were immaterial for the three months ended June 30, 2011. Subsequent to July 2011, there have been no preferred dividends. All shares of our preferred stock that were previously outstanding automatically converted into 4,507,720 shares of common stock upon the closing of our IPO.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. was $6.8 million for the three months ended June 30, 2012 compared to $4.3 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales

Net sales increased $37.3 million, or 42.2%, to $125.7 million for the six months ended June 30, 2012 from $88.4 million for the six months ended June 30, 2011.

Domestic net sales increased $24.7 million, or 39.1%, to $87.8 million for the six months ended June 30, 2012 from $63.1 million for the six months ended June 30, 2011. This increase primarily reflects increased volume to existing retailers and higher average selling prices. As a percentage of net sales, domestic net sales decreased to 69.8% for the six months ended June 30, 2012 from 71.4% for the six months ended June 30, 2011.

International net sales increased $9.5 million, or 53.2%, to $27.4 million, or 21.8% of our net sales for the six months ended June 30, 2012 from $17.9 million, or 20.2% of our net sales for the three months ended June 30, 2011. This increase was primarily attributable to a $4.2 million increase in net sales in Europe, primarily based on our transition to a direct model. The remaining increase is primarily due to increased volumes to our international distributors.

Online net sales increased $3.1 million, or 42.0%, to $10.5 million, or 8.4% of our net sales for the six months ended June 30, 2012 from $7.4 million, or 8.4% of our net sales for the six months ended June 30, 2011. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011, which primarily sells products through the site astrogaming.com. Net sales for Astro Gaming included in online net sales increased $2.9 million to $4.5 million for the six months ended June 30, 2012 from $1.6 million of the six months ended June 30, 2011. Net sales for the six months ended June 30, 2011 includes net sales from the date of acquisition, April 21, 2011 through June 30, 2011.

Gross Profit

Gross profit increased $16.5 million, or 36.7%, to $61.7 million for the six months ended June 30, 2012 from $45.1 million for the six months ended June 30, 2011. Gross profit as a percentage of net sales, or gross margin, was 49.0% for the six months ended June 30, 2012 compared to 51.0% for the six months ended June 30, 2011. The decrease in gross margin is mostly due to a shift in sales mix to higher price point products with lower gross margin structures. The decrease in gross margin was also due to lower margin sales to the closeout channel in the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $16.8 million, or 53.2%, to $48.5 million for the six months ended June 30, 2012 from $31.6 million for the six months ended June 30, 2011. Approximately half of the increase was related to strategic investments in our direct international and gaming platforms, including expansion of personnel. The other half of the selling, general and administrative expenses increase consisted of $2.0 million of additional depreciation and amortization expense and approximately $3.5 million of infrastructure, public company compliance and variable expenses. The higher depreciation and amortization is the result of increased investments in a number of key strategic areas. This includes an in-house product design model, fixtures and point of purchase displays to improve our in-store presentation, property and equipment to support operational growth and the purchase of certain intangible assets related to our acquisition of the distribution rights in Europe. As a percentage of net sales, selling, general and administrative expenses increased 2.7 percentage points to 38.5% for the six months ended June 30, 2012 from 35.8% for the six months ended June 30, 2011.

Income from Operations

As a result of the factors above, income from operations decreased $0.3 million, or 2.1%, to $13.2 million for the six months ended June 30, 2012 from $13.5 million for the six months ended June 30, 2011. Income from operations as a percentage of net sales decreased 4.8 percentage points to 10.5% for the six months ended June 30, 2012 from 15.3% for the six months ended June 30, 2011.

Other Expense

Other expense for the six months ended June 30, 2012 primarily consisted of foreign currency remeasurement losses. Other expense was immaterial for the six months ended June 30, 2011.

Interest Expense

Interest expense decreased $4.0 million to $0.3 million for the six months ended June 30, 2012 from $4.3 million for the six months ended June 30, 2011. All long-term debt was repaid with the IPO proceeds or was converted to common stock. In addition, as of June 30, 2012 there were $5.1 million in borrowings outstanding on the revolving credit facility compared to $22.4 million outstanding as of June 30, 2011.

Income Taxes

Income taxes were $4.6 million for the six months ended June 30, 2012 compared to $3.9 million for the six months ended June 30, 2011. Our effective tax rate for the six months ended June 30, 2012 and June 30, 2011 was 36.8% and 42.1%, respectively. The Company’s effective tax rate decreased due to disqualifying dispositions of incentive stock options and higher earnings in countries that have lower statutory rates than the United States. All earnings for the six months ended June 30, 2011 were recognized in the United States for income tax purposes. We expect our effective tax rate will continue to fluctuate significantly on a quarterly basis depending upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income

As a result of the factors above, net income increased $2.6 million, or 48.9%, to $7.9 million for the six months ended June 30, 2012 from $5.3 million for the six months ended June 30, 2011.

Noncontrolling Interest

We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.

Noncontrolling interest for the six months ended June 30, 2012 consists of income from our Mexico joint venture that is attributable to the other partner in the joint venture.

Preferred Dividends

Preferred dividends were immaterial for the six months ended June 30, 2011. Subsequent to July 2011, there have been no preferred dividends. All shares of our preferred stock that were previously outstanding automatically converted into 4,507,720 shares of common stock upon the closing of our IPO.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. was $7.9 million for the six months ended June 30, 2012 compared to $5.3 million for the six months ended June 30, 2011.

Segment Information

Net sales for the three months ended June 30, 2012 for the North America and International segment were $64.0 million and $8.4 million, respectively. Gross profit in the North America and International segment was $31.6 million and $4.1 million, respectively. Gross margin in the North America and International segment was 49.3% and 49.1%, respectively. Income from operations in the North America and International segment was $10.4 million and $1.3 million, respectively.

Net sales for the six months ended June 30, 2012 for the North America and International segment were $110.2 million and $15.5 million, respectively. Gross profit in the North America and International segment was $53.7 million and $8.0 million, respectively. Gross margin in the North America and International segment was 48.7% and 51.5%, respectively. Income from operations in the North America and International segment was $10.3 million and $2.9 million, respectively.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash and cash equivalents at beginning of period	$23,302	$6,462
Net cash provided by (used in) operating activities	(7,882)	5,149
Net cash used in investing activities	(4,172)	(13,294)
Net cash provided by (used in) financing activities	(4,337)	4,493
Effect of exchange rate changes on cash and cash equivalents	60	—

Cash and cash equivalents at end of period	$6,971	$2,810

Net Cash Provided by (Used in) Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization expense, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities. For the six months ended June 30, 2012, net cash used in operating activities was $7.9 million and consisted of net income of $7.9 million plus $5.1 million for non-cash items, less $20.9 million for working capital and other activities. Working capital and other activities consisted primarily of a decrease in prepaid expenses and other current assets of $2.7 million, offset by increases in inventory of $11.3 million and decreases in accounts payable of $5.1 million, income taxes payable of $2.7 million and accrued liabilities of $4.5 million.

For the six months ended June 30, 2011, net cash provided by operating activities was $5.1 million and consisted of net income of $5.3 million plus $6.1 million for non-cash items, less $6.3 million for working capital and other activities, net of the effects of the acquisition of Astro Gaming. Working capital and other activities consisted primarily of a decrease in accounts receivable of $12.4 million, an increases in accounts payable of $3.6 million and taxes payable of $2.6 million, offset by increases in inventory of $16.3 million and prepaid expenses and other of $2.7 million and decreases in accrued liabilities and other current liabilities of $5.9 million.

Net Cash Provided Used in Investing Activities. For the six months ended June 30, 2012, net cash used in investing activities of $4.2 million relates almost entirely to capital expenditures.

For the six months ended June 30, 2011, net cash used in investing activities consisted mostly of $10.8 million for the acquisition of Astro Gaming, Inc. and $2.3 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities. For the six months ended June 30, 2012, net cash used in financing activities was $4.3 million, which consisted of net repayments on the bank line of credit of $4.8 million offset by $0.5 million in proceeds from the exercise of stock options.

For the six months ended June 30, 2011, net cash provided by financing activities was $4.5 million, which primarily resulted from net borrowings on the line of credit of $11.6 million, offset by repayments of long-term debt of $7.2 million.

We believe that our cash, cash flow from operating activities, available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At June 30, 2012, there were $5.1 million in outstanding borrowings and we had $23.1 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At June 30, 2012, we were in compliance with all financial covenants.

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

Contractual Obligations

In the three months and six months ended June 30, 2012, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition and Sales Returns and Allowances

Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically between net-30 and net-120. The net-120 terms are for certain international customers. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition. We have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.

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

Long-Lived Assets Including Goodwill and Intangible Assets

We review property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during the three and six months ended June 30, 2012 and 2011.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011, and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not record any impairments during the three and six months ended June 30, 2012 and 2011.

We amortize our intangible assets with definite lives over their estimated useful lives and review these assets for impairment. We are currently amortizing our acquired intangible assets with definite lives over periods ranging between three to eight years.

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

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options and performance-based restricted stock units to employees, officers, directors and consultants. The fair value of PSUs is based on the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. We recognize the fair value of each award as an expense over the requisite service period. Option awards issued to non-employees (excluding non-employee directors) are recorded at their fair value as determined in accordance with authoritative guidance, are periodically revalued at each reporting date, and are recognized as expense over the related service period.

For purposes of calculating stock-based compensation on stock options, we estimate the fair value of stock options using a Black-Scholes-Merton valuation model, which requires the use of certain subjective assumptions including expected term, volatility, expected dividend, risk-free interest rate, forfeiture rate and the fair value of our common stock. These assumptions generally require significant judgment.

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

PSUs vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. If a performance goal is not met or is not expected to be met, we do not recognize expense on the number of the PSUs that are not expected to vest, and we reverse any previously recognized compensation expense on those PSUs in the period that expectations change.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At June 30, 2012, there were $5.1 million in borrowings outstanding and we had $23.1 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended June 30, 2012, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of June 30, 2012 was an asset of $0.6 million compared to an asset of $0.2 million as of December 31, 2011. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $1.6 million as of June 30, 2012 compared with a decrease of approximately $1.4 million as of December 31, 2011. If adjustments for credit risk were to be included, the decrease would be smaller.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

On November 23, 2010, Monster filed a lawsuit in Utah state court against us and one of our newly hired employees alleging, among other things, misappropriation of trade secrets and unfair competition. On February 15, 2012, the parties reached a full settlement. In connection with the settlement, we incurred legal and settlement expenses associated with this matter, net of tax benefit, of $0.4 million for the six months ended March 31, 2012. There were no expenses associated with this matter in the three months ended June 30, 2012. These represent one-time expenses associated with the settlement and we do not expect any additional expenses associated with this matter.

Additionally, we are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 10-K filed with the SEC on March 23, 2012. There have been no material changes to the risks discussed in our 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Offer Letter, dated July 16, 2012, by and between Skullcandy, Inc. and Samuel Paschel

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: August 8, 2012	By:	/s/ JEREMY ANDRUS
Jeremy Andrus
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By:	/s/ RON ROSS
Ron Ross
Vice President of Finance
(Principal Financial Officer)