Form 10-Q
period 2012-09-30
SKULLCANDY, INC.
filed 2012-11-07
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 5, 2012, 27,540,720 shares of registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(unaudited)

	As of September 30, 2012	As of September 30, 2011	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,898	$14,922	$23,302
Accounts receivable, net	60,022	34,616	50,616
Inventories	55,387	51,223	43,975
Prepaid expenses and other current assets	6,126	5,684	8,499
Deferred taxes	3,164	2,716	3,978

Total current assets	126,597	109,161	130,370
Property and equipment, net	14,637	6,885	10,294
Intangibles	12,854	13,940	13,678
Goodwill	13,867	13,492	13,867
Deferred financing fees	221	462	402

Total assets	$168,176	$143,940	$168,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,211	$23,849	$23,206
Accrued liabilities	18,774	11,713	25,100
Bank line of credit	5,176	14,174	9,884

Total current liabilities	38,161	49,736	58,190
Deferred taxes	1,128	2,107	3,609
Stockholders’ equity:
Common stock	3	3	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	126,454	117,392	119,042
Accumulated other comprehensive income	398	(15)	118
Retained earnings	44,755	18,018	30,339

Total Skullcandy stockholders’ equity	128,316	92,104	106,208
Noncontrolling interests	571	(7)	604
Total stockholders’ equity	128,887	92,097	106,812

Total liabilities and stockholders’ equity	$168,176	$143,940	$168,611

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$71,000	$60,641	$196,716	$149,056
Cost of goods sold	36,886	31,843	100,951	75,144

Gross profit	34,114	28,798	95,765	73,912
Selling, general and administrative expenses	23,494	20,571	71,944	52,195

Income from operations	10,620	8,227	23,821	21,717
Other expense	219	1,734	592	1,716
Interest expense	184	334	455	1,005
Interest expense—related party	—	2,767	—	6,384

Income before income taxes and noncontrolling interests	10,217	3,392	22,774	12,612
Income taxes	3,782	2,440	8,391	6,323

Net income	6,435	952	14,383	6,289

Net loss attributable to noncontrolling interests	57	7	33	7
Preferred dividends	—	—	—	(17)

Net income attributable to Skullcandy, Inc.	$6,492	$959	$14,416	$6,279

Net income per common share attributable to Skullcandy, Inc.
Basic	$0.24	$0.04	$0.53	$0.36
Diluted	0.23	0.04	0.51	0.28
Weighted average common shares outstanding
Basic	27,461,021	24,427,591	27,361,173	17,664,628
Diluted	28,130,470	26,262,943	28,031,085	22,043,053

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands of dollars)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$6,435	$952	$14,383	$6,289
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax of $72 and $36 for the three and nine months ended September 30, 2012, respectively	(173)	—	147	—
Foreign currency translation adjustment	70	(15)	133	(15)

Comprehensive income	6,332	937	$14,663	$6,274
Comprehensive income attributable to noncontrolling interests	57	7	33	7

Comprehensive income attributable to Skullcandy, Inc.	$6,389	$944	$14,696	$6,281

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$14,383	$6,289
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,287	1,102
Loss on disposal of fixed assets	—	124
Provision for doubtful accounts	1,546	783
Deferred income taxes	(1,666)	565
Noncash interest expense	180	6,583
Stock-based compensation expense	5,101	3,491
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(10,914)	11,346
Inventories	(11,378)	(21,205)
Prepaid expenses and other current assets	2,542	(1,996)
Accounts payable	(9,039)	8,244
Income taxes payable	(1,225)	2,244
Accrued liabilities	(5,095)	(4,805)

Net cash provided by (used in) operating activities	(11,278)	12,765
Investing activities
Purchase of property and equipment	(7,796)	(3,516)
Business acquisitions	—	(29,462)

Net cash used in investing activities	(7,796)	(32,978)
Financing activities
Net borrowings (repayments) on bank line of credit	(4,708)	3,371
Repayment of long-term debt	—	(46,780)
Proceeds from exercise of stock options	1,758	1,076
Income tax benefit from stock option exercises	546	902
Proceeds from issuance of common stock, net of issuance costs	—	70,104

Net cash provided by (used in) financing activities	(2,404)	28,673

Effect of exchange rate changes on cash and cash equivalents	74	—
Net increase in cash and cash equivalents	(21,404)	8,460
Cash and cash equivalents, beginning of period	23,302	6,462

Cash and cash equivalents, end of period	$1,898	$14,922

Supplemental cash flow information:
Cash paid for interest	113	6,488
Cash paid for income tax	10,718	2,601

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Description of Business

Skullcandy, Inc., a Delaware corporation (the “Company”), is a global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands.

(2) Basis of Presentation

The accompanying condensed consolidated balance sheets as of September 30, 2012 and 2011 and December 31, 2011 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 and cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. The September 30, 2011 balance sheet is presented for comparability purposes to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company will adopt this accounting standard in the fourth quarter of 2012. The Company does not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

(3) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The most significant customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales Customer A	*	*	*	10.7%
Net Sales Customer B	11.8%	*	11.8%	12.4%

*	Indicates less than 10% of net sales for the period

No single customer accounted for greater than 10% of the Company’s accounts receivable as of September 30, 2012 and 2011. Customer B accounted for 16.4% of the Company’s accounts receivable as of December 31, 2011. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

(4) Allowance for Doubtful Accounts and Sales Returns

Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2011	$599	$3,824
Provision	1,546	12,929
Deductions	(391)	(13,052)

Balance, September 30, 2012	$1,754	$3,701

(5) Property and Equipment, Net

Property and equipment, net, consisted of the following:

	Sept. 30, 2012	Sept. 30, 2011	December 31, 2011
	(in thousands)
Cost:
Leasehold improvements	$2,488	$1,691	$1,706
Furniture and fixtures	6,790	2,689	3,355
Other equipment	6,939	2,825	4,973
Computer equipment and software	3,808	1,611	2,809
Vehicles	146	137	151

	20,171	8,953	12,994
Less accumulated depreciation	(5,534)	(2,068)	(2,700)

Property and equipment, net	$14,637	$6,885	$10,294

(6) Acquisitions

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

The non-compete agreements are being amortized over a period of three years and the customer relationships are being amortized over a period of eight years. Goodwill is not amortizable for tax purposes. There were no operations in Skullcandy GmbH prior to the acquisition of Kungsbacka 57 AB. Goodwill from this acquisition relates to expected synergies from combining operations.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Numerator
Net income attributable to Skullcandy, Inc.	$6,492	$959	$14,416	$6,279

Denominator
Weighted average common stock outstanding for basic net income per common share	27,461	24,428	27,361	17,665
Effect of dilutive securities—preferred stock	—	930	—	3,302
Effect of dilutive securities—unvested restricted stock and stock options	669	904	670	1,076

Weighted average common shares and dilutive securities outstanding	28,130	26,262	28,031	22,043

For the three and nine months ended September 30, 2012, 2,663,161 shares and 2,692,889 shares, respectively, subject to stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2011, 1,462,790 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (“PSUs”) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of September 30, 2012 and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 278,586 as of September 30, 2012. These amounts were also excluded from the computation of anti-dilutive securities. There were no PSUs outstanding as of September 30, 2011.

(8) Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. The Company’s credit facility contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change the Company’s line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At September 30, 2012, September 30, 2011 and December 31, 2011 total borrowings were $5,176,000, $14,174,000 and $9,884,000, respectively. At September 30, 2012, the Company had $22,920,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of September 30, 2012, the credit facility carried an interest rate of 4.25%. At September 30, 2012, the Company was in compliance with all financial covenants.

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

(9) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy product sales generated in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the three months ended September 30, 2012 and 2011 and nine months ended September 30, 2012 and 2011 are international net sales of $6,015,000 and $10,713,000 and $17,226,000 and $28,604,000, respectively, that represent products that were sold from North America to retailers and distributors in other countries. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. Information related to the Company’s operating segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net sales
North America	$57,412	$56,239	$167,613	$144,654
International	13,588	4,402	29,103	4,402

Consolidated	71,000	60,641	196,716	149,056
Gross profit
North America	27,182	27,236	80,842	72,350
International	6,932	1,562	14,923	1,562

Consolidated	34,114	28,798	95,765	73,912
Income from operations
North America	7,426	7,234	17,698	20,724
International	3,194	993	6,123	993

Consolidated	$10,620	$8,227	$23,821	$21,717

	As of September 30,	As of December 31,
	2012	2011
	(in thousands)
Identifiable assets
North America	$116,026	$126,465
International	52,150	42,146

Consolidated	168,176	168,611
Long-lived assets
North America	16,116	13,086
International	11,375	10,886

Consolidated	$27,491	$23,972

(10) Stock-Based Compensation

The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock and PSUs and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The PSUs entitle each participant to earn a number of shares of the Company’s common stock ranging from 0%-150% of the target number of PSUs granted based on the attainment of certain pre-determined financial and stock price performance goals during the performance period running from January 1, 2012 to December 31, 2014 (the “Performance Period”). Each PSU will vest and be earned as of January 1, 2015 as follows: (i) 0-105% of the Target PSUs (as defined in the grant) will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual earnings per share during the Performance Period, and (ii) 0-45% of the Target PSUs will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual revenue during the Performance Period. In no event will more than 100% of the Target PSUs fully vest and be earned unless the Company’s stock price reaches a certain minimum level during the performance period. RSU’s have been granted to all members of the Board of Directors (with the exception of the Company’s CEO) and vest upon the earlier of (1) June 15, 2013 or (2) the next annual meeting at which one or more members of the Board of Directors are standing for re-election, subject in either case to the continued service on the Board through such date.

Stock Options

The following table summarizes stock option activity under the Company’s incentive award plan for the nine months ended September 30, 2012:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	4,423,407	$0.37 – 20.00	$13.07

Granted	620,678	12.42 – 16.06	12.98
Exercised	(275,206)	0.37 – 11.99	6.39
Forfeited	(436,747)	5.26 – 20.00	14.08

Balance at September 30, 2012	4,332,132	0.37 – 20.00	13.38	7.55	10,691,872

Vested and Exercisable	2,309,438	0.37 – 20.00	11.35	6.44	8,784,296
Unvested	2,022,694	7.42 – 20.00	15.69	8.82	1,907,576

Performance-Based Restricted Stock Units

The following table summarizes PSU activity under the Company’s incentive award plan for the nine months ended September 30, 2012:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2011	—	—

Granted	293,883	12.25
Vested	—	—
Forfeited	(15,297)	12.42

Balance at September 30, 2012	278,586	12.24

Restricted Stock Units

The following table summarizes RSU activity under the Company’s incentive award plan for the nine months ended September 30, 2012:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2011	—	—

Granted	31,600	14.45
Vested	—	—
Forfeited	—	—

Balance at September 30, 2012	31,600	14.45

Summary of Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs of $1,665,000 and $1,835,000 for the three months ended September 30, 2012 and 2011, respectively. The Company recorded $5,101,000 and $3,491,000 in stock-based compensation expense related to stock options and RSUs for the nine months ended September 30, 2012 and 2011, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock options, PSUs and RSUs as of September 30, 2012 and December 31, 2011 was $13,585,000 and $17,306,000, respectively, which is expected to be recognized over the weighted average remaining vesting period of 2.6 years and 3.01 years, respectively.

(11) Financial Derivatives and Hedging Activities

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

The effective portion of the gain or loss on derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (“OCI”). Deferred gains or losses are reclassified to the Company’s condensed consolidated statements of operations at the time the hedged forecasted transaction is recorded in the condensed consolidated statements of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally-forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments.

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

As of September 30, 2012, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	9	€12,895	$17,015
Sell GBP/Buy USD Forward Contract	9	£5,166	8,286

	18		$25,301

These contracts have maturities of nine months or less. The following tables summarize the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
Sell EUR/Buy USD Forward Contract	$139	$—	Net sales	$273	$—	Net sales	$—	$—
Sell GBP/Buy USD Forward Contract	(113)	—	Net sales	(2)	—	Net sales	1	—

	$26	$—		$271	$—		$1	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Nine months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine months ended
	Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011		Sept. 30, 2012	Sept. 30, 2011
Sell EUR/Buy USD Forward Contract	$641	$—	Net sales	$400	$—	Net sales	$—	$—
Sell GBP/Buy USD Forward Contract	(135)	—	Net sales	(55)	—	Net sales	1	—

	$506	$—		$345	$—		$1	$—

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (deferred gains of $363,000) will be realized in the consolidated statements of operations within the next nine months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives

The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other expense.” As of September 30, 2012, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€2,212	$2,803
Sell GBP/Buy USD Forward Contract	2	£636	1,014

	4		$3,817

These contracts generally have maturities of approximately one month from the trade date. The following tables summarize the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency derivatives (in thousands):

	Location of Loss Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended September 30,
		2012	2011
Forecasted sales derivatives
Sell EUR/Buy USD Forward Contract	Net sales	$(30)	$—
Sell GBP/Buy USD Forward Contract	Net sales	(28)	—

		$(58)	$—

Accounts receivable derivatives
Sell EUR/Buy USD Forward Contract	Other income (expense)	$(19)	$—
Sell GBP/Buy USD Forward Contract	Other income (expense)	(24)	—

		$(43)	$—

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
		2012	2011
Forecasted sales derivatives
Sell EUR/Buy USD Forward Contract	Net sales	$(14)	$—
Sell GBP/Buy USD Forward Contract	Net sales	(44)	—

		$(58)	$—

Accounts receivable derivatives
Sell EUR/Buy USD Forward Contract	Other income (expense)	$2	$—
Sell GBP/Buy USD Forward Contract	Other income (expense)	(42)	—

		$(40)	$—

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

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$416	$175	$—	$—
Sell GBP/Buy USD Forward Contract	18	27	(71)	—

	$434	$202	$(71)	$—

	Derivative Assets		Derivative Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$31	$(41)	$—
Sell GBP/Buy USD Forward Contract	1	1	(14)	(5)

	$1	$32	$(55)	$(5)

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

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Assets
Derivative Financial Instruments	$—	$—	$435	$234	$—	$—	$435	$234

Liabilities
Derivative Financial Instruments	$—	$—	$(126)	$(5)	$—	$—	$(126)	$(5)

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

(12) Income Taxes

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

Income tax expense for the three months ended September 30, 2012 and 2011 was $3,782,000 and $2,440,000, respectively, or approximately 36.8% and 71.8% of pre-tax income. Income tax expense for the nine months ended September 30, 2012 and 2011 was $8,391,000 and $6,323,000, respectively, or approximately 36.8% and 50.1% of pre-tax income. The decrease in the effective income tax rate for both periods is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second and third contingent payments pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes. The effective tax for the three and nine months ended September 30, 2012 differs from the U.S. federal statutory rate of 35% primarily due to state income taxes and incentive stock options. The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of September 30, 2012, September 30, 2011 and December 31, 2011, the Company had $281,000, $134,000 and $192,000, respectively of liabilities for uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state, and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal and state tax returns and any significant foreign tax returns are not currently under examination.

(13) Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2011	$1,559
Warranty Claims	(873)
Warranty Costs Accrued	807

Balance at September 30, 2012	$1,493

(14) Commitments and Contingencies

In October 2010, Rapha Products Group LLC, or Rapha, filed a claim in the Northern District of Georgia, alleging that the Company’s Pipe and Super Pipe speaker docks infringed U.S. design patent No. D555,636. The Company filed a motion for summary judgment of non-infringement in March 2011, which the court declined to grant in August 2012, citing issues of fact that needed to be decided. In October 2012, the parties agreed to mediate the case and the court granted the Company’s request to stay discovery pending the mediation.

In August 2012, Hitachi Metals, Ltd. and Hitachi Metals North Carolina, Ltd., together referred to as Hitachi, filed a complaint in the International Trade Commission, the ITC, entitled “Certain Sintered Rare Earth Magnets, Methods of Making Same and Products Containing the Same.” The complaint named Skullcandy and 28 other companies, including many of the Company’s competitors such as Bose, Beats Electronics, and Monster Cable, and alleges that the magnets contained in the speakers of certain of the Company’s products infringe U.S. Patent Nos. 6,461,565; 6,491,765; 6,527,874; and 6,537,385. While the ITC cannot award monetary damages, an adverse ruling can prohibit the Company from importing any of its products that contain these magnets and may require the Company to change the suppliers of its magnets to those that have a license from Hitachi. If the Company is required to change its magnet suppliers, the Company cannot assure you that it will be able to source the magnets from a licensed supplier in a timely manner, if at all. Additionally, sourcing magnets from licensed suppliers may increase the cost of production. The Company is vigorously defending against this action.

In addition, the Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

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

Overview

Skullcandy is a global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Skullcandy became one of the world’s most distinct audio brands by bringing color, character and performance to an otherwise monochromatic space and helped revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. From the award-winning, optic-inspired Roc Nation Aviator headphones to the evolutionary fitting FIX earbuds and a roster of some of the world’s finest athletes, musicians and artists, Skullcandy continues to redefine world-class audio performance and style. The Skullcandy name and distinctive logo have rapidly become icons and contributed to our leading market position, robust net sales growth and strong profitability.

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target, Dick’s Sporting Goods and AT&T Wireless. Skullcandy products are sold in the United States and in approximately 80 other countries around the world. We also offer products through our websites, with online sales representing approximately 8.4% and 9.1% of our net sales for the nine months ended September 30, 2012 and 2011, respectively.

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

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. During 2011 and the nine months ended September 30, 2012 , Best Buy accounted for more than 10% of our net sales. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” in Part II of this quarterly report and in our 2011 10-K filed with the Securities and Exchange Commission on March 23, 2012 for a more complete discussion of the risks facing our business. Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

Segment Information

We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following that acquisition we began to operate in two segments –North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States and Mexico (through our joint venture). The International segment primarily includes Skullcandy product sales generated in Europe and Asia that are served by our European and Asian operations.

Basis of Presentation

Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments.

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

Results of Operations

The following tables sets forth selected items in our statements of operations in dollars (in thousands) and as a percentage of net sales and net sales and gross profit by segment for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net sales	$71,000	100.0%	$60,641	100.0%	$196,716	100.0%	$149,056	100.0%
Cost of goods sold	36,886	52.0	31,843	52.5	100,951	51.3	75,144	50.4

Gross profit	34,114	48.0	28,798	47.5	95,765	48.7	73,912	49.6
Selling, general and administrative expenses	23,494	33.1	20,571	33.9	71,944	36.6	52,195	35.0

Income from operations	10,620	15.0	8,227	13.6	23,821	12.1	21,717	14.6
Other expense	219	0.3	1,734	2.9	592	0.3	1,716	1.2
Interest expense	184	0.3	3,101	5.1	455	0.2	7,389	5.0

Income before income taxes and noncontrolling interests	10,217	14.4	3,392	5.6	22,774	11.6	12,612	8.5
Income taxes	3,782	5.3	2,440	4.0	8,391	4.3	6,323	4.2

Net income	$6,435	9.1	$952	1.6	$14,383	7.3	$6,289	4.2

Noncontrolling interests	57	0.1	7	0.0	33	0.0	7	0.0
Preferred dividends	—	—	—	—	—	—	(17)	0.0

Net income attributable to Skullcandy, Inc.	$6,492	9.1%	$959	1.6%	$14,416	7.3%	$6,279	4.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales
North America	$57,412	$56,239	$167,613	$144,654
International	13,588	4,402	29,103	4,402

Consolidated	71,000	60,641	196,716	149,056
Gross profit
North America	27,182	27,236	80,842	72,350
International	6,932	1,562	14,923	1,562

Consolidated	34,114	28,798	95,765	73,912

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales

Net sales increased $10.4 million, or 17.1%, to $71.0 million for the three months ended September 30, 2012 from $60.6 million for the three months ended September 30, 2011.

North America net sales increased $1.2 million, or 2.1% to $57.4 million from $56.2 million. The increase was primarily driven by increased Astro Gaming sales of $4.7 million. International net sales increased $9.2 million, or 208.7%, to $13.6 million from $4.4 million. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we believe is allowing us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. Prior to our acquisition of Kungsbacka 57 AB, we operated in one business segment. As a result, the three months ended September 30, 2012 are not comparable to the three months ended September 30, 2011 as the prior year does not include a full quarter of activity for our direct European Business. Included in the North America segment for the three months ended September 30, 2012 and 2011 are net sales of $6.0 million and $10.7 million, respectively, which represent products that were sold from North America to retailers and distributors in other countries. Adjusting for these sales from North America to retailers and distributors in other countries, North America net sales increased 12.9% to $51.4 million from $45.5 million and International net sales increased 29.7% to $19.6 million from $15.1 million. We are in the process of transitioning these international relationships from Skullcandy, Inc. to Skullcandy GmbH, our European subsidiary, as Skullcandy GmbH’s warehouses have better geographic locations to serve most of our international customers.

Online net sales, substantially all of which are included in North America net sales, decreased $0.2 million, or 3.8%, to $6.0 million for the three months ended September 30, 2012 from $6.2 million for the three months ended September 30, 2011. An increase in Astro Gaming online net sales was offset by declines in our direct audio consumer business.

Gross Profit

Gross profit increased $5.3 million, or 18.5%, to $34.1 million for the three months ended September 30, 2012 from $28.8 million for the three months ended September 30, 2011. Gross profit as a percentage of net sales, or gross margin, was 48.0% for the three months ended September 30, 2012 compared to 47.5% for the three months ended September 30, 2011. North America gross margin decreased to 47.3% for the three months ended September 30, 2012 from 48.4% for the three months ended September 30, 2011 as a result of a shift in sales mix to higher price point products with lower gross margin structures. The North America gross margin in the third quarter of 2011 was negatively impacted by sales of Astro Gaming inventory that had been recorded at fair value under the acquisition method of accounting. International gross margin increased to 51.0% for the three months ended September 30, 2012 from 35.5% for the three months ended September 30, 2011. We experienced lower gross margins on our direct business in Europe from the date of our Kungsback 57AB acquisition through September 30, 2011 as a result of inventory that was recorded at fair value under the acquisition method of accounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.9 million, or 14.2%, to $23.5 million for the three months ended September 30, 2012 from $20.6 million for the three months ended September 30, 2011. Depreciation and amortization expense increased $1.2 million as a result of increased investments for international operational growth, product design, fixtures and the acquisition of certain intangible assets related to our acquisition of the distribution rights in Europe in August 2011. As a percentage of net sales, selling, general and administrative expenses decreased to 33.1% for the three months ended September 30, 2012 from 33.9% for the three months ended September 30, 2011. We expect to continue to make critical investments in the business to support long-term growth, including additional personnel in key areas, product development, point of sale merchandising, international expansion and development of our gaming platform.

Income from Operations

As a result of the factors above, income from operations increased $2.4 million, or 29.1%, to $10.6 million for the three months ended September 30, 2012 from $8.2 million for the three months ended September 30, 2011. Income from operations as a percentage of net sales increased 1.4 percentage points to 15.0% for the three months ended September 30, 2012 from 13.6% for the three months ended September 30, 2011.

Other Expense

Other expense for the three months ended September 30, 2012 consisted of foreign currency remeasurement losses. For the three months ended September 30, 2011, other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010 and June 30, 2011. The amount became fixed at $3.8 million upon the consummation of our IPO and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011.

Interest Expense

Interest expense decreased $2.9 million to $0.2 million for the three months ended September 30, 2012 from $3.1 million for the three months ended September 30, 2011. Included in interest expense for the three months ended September 30, 2011 was an expense of $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred upon the consummation of our IPO. All long-term debt was repaid with the proceeds of our IPO in July 2011, or was converted to common stock. In addition, as of September 30, 2012, there were $5.2 million in borrowings outstanding on the revolving credit facility compared to $14.2 million outstanding as of September 30, 2011.

Income Taxes

Income taxes were $3.8 million for the three months ended September 30, 2012 compared to $2.4 million for the three months ended September 30, 2011. Our effective tax rate for the three months ended September 30, 2012 and 2011 was 36.8% and 71.8%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second and third contingent payments pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes in 2011. We expect our effective tax rate will continue to fluctuate significantly on a quarterly basis depending upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income

As a result of the factors above, net income increased $5.5 million to $6.4 million for the three months ended September 30, 2012 from $1.0 million for the three months ended September 30, 2011.

Noncontrolling Interest

We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations. Noncontrolling interests consists of losses from our Mexico joint venture that are attributable to the other partner in the joint venture.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. was $6.5 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales

Net sales increased $47.7 million, or 32.0%, to $196.7 million for the nine months ended September 30, 2012 from $149.1 million for the nine months ended September 30, 2011.

North America net sales increased $23.0 million, or 13.7% to $167.6 million from $144.7 million. International net sales increased $24.7 million, or 84.9%, to $29.1 million from $4.4 million. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we believe is allowing us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. As a result, the nine months ended September 30, 2012 are not comparable to the nine months ended September 30, 2011 as the prior year does not include a full year of activity for our direct European business. Included in the North America segment for the nine months ended September 30, 2012 and 2011 are net sales of $17.2 and $28.6 million, respectively, which represent products that were sold from North America to retailers and distributors in other countries. Adjusting for these sales from North America to retailers and distributors in other countries, North America net sales increased 29.6% to $150.4 million from $116.1 million and International net sales increased 40.4% to $46.3 million from $33.0 million.

Online net sales, substantially all of which are included in North America net sales, increased $2.9 million, or 21.1%, to $16.5 million for the nine months ended September 30, 2012 from $13.6 million for the three months ended September 30, 2011. The increase in online net sales is primarily due to the acquisition of Astro Gaming, Inc. on April 21, 2011.

Gross Profit

Gross profit increased $21.9 million, or 29.6%, to $95.8 million for the nine months ended September 30, 2012 from $73.9 million for the nine months ended September 30, 2011. Gross margin was 48.7% for the nine months ended September 30, 2012 compared to 49.6% for the nine months ended September 30, 2011. The decrease in North America gross margin to 48.2% for the nine months ended September 30, 2012 from 50.0% for the nine months ended September 30, 2011 is mostly due to a shift in sales mix to higher price point products with lower gross margin structures and lower margin sales to the closeout channel. North America gross margin for the nine months ended September 30, 2011 was negatively impacted by Astro Gaming inventory that had been recorded at fair value under the acquisition method of accounting. The International gross margin increased to 51.3% for the nine months ended September 30, 2012 from 35.5% for the nine months ended September 30, 2011. We experienced lower gross margins on our direct business in Europe from the date of our Kungsback 57AB acquisition through September 30, 2011 as a result of inventory that was recorded at fair value under the acquisition method of accounting.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $19.7 million, or 37.8%, to $71.9 million for the nine months ended September 30, 2012 from $52.2 million for the nine months ended September 30, 2011. Payroll and benefits expenses increased 40.7%, or $7.9 million, due to an increased employee headcount to support planned growth. Depreciation and amortization expense increased $3.2 million as a result of increased investments for international operational growth, product design, fixtures and the acquisition of certain intangible assets related to our acquisition of the distribution rights in Europe in August 2011. Employee travel related expenses increased $1.2 million due to international expansion and increased employee headcount. As a percentage of net sales, selling, general and administrative expenses increased to 36.6% for the nine months ended September 30, 2012 from 35.0% for the nine months ended September 30, 2011.

Income from Operations

As a result of the factors above, income from operations increased $2.1 million, or 9.7%, to $23.8 million for the nine months ended September 30, 2012 from $21.7 million for the nine months ended September 30, 2011. Income from operations as a percentage of net sales decreased 2.5 percentage points to 12.1% for the nine months ended September 30, 2012 from 14.6% for the nine months ended September 30, 2011.

Other Expense

Other expense for the nine months ended September 30, 2012 primarily consisted of foreign currency remeasurement losses. For the nine months ended September 30, 2011, other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010 and June 30, 2011. The amount became fixed at $3.8 million upon the consummation of our IPO and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011.

Interest Expense

Interest expense decreased $6.9 million to $0.5 million for the nine months ended September 30, 2012 from $7.4 million for the nine months ended September 30, 2011. Included in interest expense for the nine months ended September 30, 2011 was an expense of $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred upon the consummation of our IPO. All long-term debt was repaid with the proceeds of our IPO in July 2011 or was converted to common stock. In addition, as of September 30, 2012 there were $5.2 million in borrowings outstanding on the revolving credit facility compared to $14.2 million outstanding as of September 30, 2011.

Income Taxes

Income taxes were $8.4 million for the nine months ended September 30, 2012 compared to $6.3 million for the nine months ended September 30, 2011. Our effective tax rate for the nine months ended September 30, 2012 and September 30, 2011 was 36.8% and 50.1%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second and third contingent payments pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes in 2011. We expect our effective tax rate will continue to fluctuate significantly on a quarterly basis depending upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income

As a result of the factors above, net income increased $8.1 million to $14.4 million for the nine months ended September 30, 2012 from $6.3 million for the nine months ended September 30, 2011.

Noncontrolling Interest

We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations. Noncontrolling interests consists of losses from our Mexico joint venture that are attributable to the other partner in the joint venture.

Preferred Dividends

Preferred dividends were immaterial for the nine months ended September 30, 2011. Subsequent to July 2011, there have been no preferred dividends. All shares of our preferred stock that were previously outstanding automatically converted into 4,507,720 shares of common stock upon the closing of our IPO.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. was $14.4 million for the nine months ended September 30, 2012 compared to $6.3 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our primary cash needs are working capital and capital expenditures. Historically, we have financed these needs with operating cash flows, sales of equity securities and borrowings under our credit facility. These sources of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Cash and cash equivalents at beginning of period	$23,302	$6,462
Net cash provided by (used in) operating activities	(11,278)	12,765
Net cash used in investing activities	(7,796)	(32,978)
Net cash provided by (used in) financing activities	(2,404)	28,673
Effect of exchange rate changes on cash and cash equivalents	74	—

Cash and cash equivalents at end of period	$1,898	$14,922

Net Cash Provided by (Used in) Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization expense, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities. For the nine months ended September 30, 2012, net cash used in operating activities was $11.3 million and consisted of net income of $14.4 million plus $9.4 million for non-cash items, less $35.1 million for working capital and other activities. Working capital and other activities consisted primarily of a decrease in prepaid expenses and other current assets of $2.5 million, offset by increases in accounts receivable of $10.9 million, inventory of $11.4 million and decreases in accounts payable of $9.0 million, income taxes payable of $1.2 million and accrued liabilities of $5.1 million.

For the nine months ended September 30, 2011, net cash provided by operating activities was $12.8 million and consisted of net income of $6.3 million plus $12.7 million for non-cash items, less $6.2 million for working capital and other activities, net of the effects of business acquisitions. Working capital and other activities consisted primarily of a decrease in accounts receivable of $11.3 million, an increases in accounts payable of $8.2 million and taxes payable of $2.2 million, offset by increases in inventory of $21.2 million and prepaid expenses and other of $2.0 million and decreases in accrued liabilities and other current liabilities of $4.8 million.

Net Cash Provided Used in Investing Activities. For the nine months ended September 30, 2012, net cash used in investing activities of $7.8 million relates to capital expenditures.

For the nine months ended September 30, 2011, net cash used in investing activities consisted mostly of $10.8 million for the acquisition of Astro Gaming, Inc. and $18.6 million for the acquisition of Kungsbacka 57 AB and $3.5 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities. For the nine months ended September 30, 2012, net cash used in financing activities was $2.4 million, which consisted of net repayments on the bank line of credit of $4.7 million offset by $1.8 million in proceeds from the exercise of stock options and a tax benefit of $0.5 million.

For the nine months ended September 30, 2011, net cash provided by financing activities was $28.7 million and consisted of proceeds from issuance of common stock, net of issuance costs, of $70.1 million, repayments of long term debt of $46.8 million, net borrowings on our bank line of credit of $3.4 million, proceeds from exercise of stock options of $1.1 million and the related income tax benefit of $0.9 million. We believe that our cash, cash flow from operating activities, available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At September 30, 2012, there were $5.2 million in outstanding borrowings and we had $22.9 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At September 30, 2012, we were in compliance with all financial covenants.

In October 2011, we entered into a first amendment and waiver to revolving credit and security agreement. The amendment increased the amount of allowable capital expenditures to $6.0 million annually and waived any past non-compliance with the capital expenditure covenant. Under the amendment, we may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.0% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows us to enter into foreign currency contracts with the lenders to hedge our foreign currency risk.

On March 6, 2012, we entered into a second amendment to our revolving credit and security agreement. This amendment provides for an increase in the permitted aggregate annual capital expenditures to $12.0 million.

Contractual Obligations

In the three months and nine months ended September 30, 2012, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2011.

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

Long-Lived Assets Including Goodwill and Intangible Assets

We review property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during the three and nine months ended September 30, 2012 and 2011.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011, and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not record any impairments during the three and nine months ended September 30, 2012 and 2011.

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

Stock-Based Compensation

We have stock-based compensation plans which allow for the issuance of stock-based awards, including stock options, performance-based restricted stock units and restricted stock units to employees, officers, directors and consultants. The fair value of PSUs and RSUs is based on the closing price of our common stock on the date of grant. The fair value of each stock option award is calculated on the date of grant using the Black-Scholes option-pricing model. We recognize the fair value of each award as an expense over the requisite service period.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At September 30, 2012, there were $5.2 million in borrowings outstanding and we had $22.9 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended September 30, 2012, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of September 30, 2012 was an asset of $0.3 million compared to an asset of $0.2 million as of December 31, 2011. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $2.6 million as of September 30, 2012 compared with a decrease of approximately $1.4 million as of December 31, 2011. If adjustments for credit risk were to be included, the decrease would be smaller.

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

Item 4. Controls and Procedures.

On October 1, 2012, Kyle B. Wescoat started as our Senior Vice President and Chief Financial Officer. In connection with his role as our Chief Financial Officer, Kyle has also transitioned to be our Principal Accounting Officer, replacing Ron Ross, our Vice President, Finance.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

In October 2010, Rapha Products Group LLC, or Rapha, filed a claim in the Northern District of Georgia, alleging that our Pipe and Super Pipe speaker docks infringed U.S. design patent No. D555,636. We filed a motion for summary judgment of non-infringement in March 2011, which the court declined to grant in August 2012, citing issues of fact that needed to be decided. In October 2012 the parties agreed to mediate the case and the court granted our request to stay discovery pending the mediation.

In August 2012, Hitachi Metals, Ltd. and Hitachi Metals North Carolina, Ltd., together referred to as Hitachi, filed a complaint in the International Trade Commission, the ITC, entitled “Certain Sintered Rare Earth Magnets, Methods of Making Same and Products Containing the Same.” The complaint named Skullcandy and 28 other companies, including many of our competitors such as Bose, Beats Electronics, and Monster Cable, and alleges that the magnets contained in the speakers of certain of our products infringe U.S. Patent Nos. 6,461,565; 6,491,765; 6,527,874; and 6,537,385. While the ITC cannot award monetary damages, an adverse ruling can prohibit us from importing any of our products that contain these magnets and may require us to change the suppliers of our magnets to those that have a license from Hitachi. If we are required to change our magnet suppliers, we cannot assure you that we will be able to source the magnets from a licensed supplier in a timely manner, if at all. Additionally, sourcing magnets from licensed suppliers may increase the cost of production. We are vigorously defending against this action.

In addition, we are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our 10-K filed with the SEC on March 23, 2012. There have been no material changes to the risks discussed in our 10-K other than the additional risks identified below.

Claims that we violate a third party’s intellectual property rights may give rise to burdensome litigation, result in potential liability for damages, impede our development efforts or increase the cost of production for our products.

We cannot assure you that our products or activities do not violate the patents or other intellectual property rights of third parties. Patent infringement, trade secret misappropriation and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of our business. Examples of such claims include a filed action asserting that our speaker docks infringe another company’s design patent and another recently filed action in the international trade commission asserting that the magnets in our products infringe certain patents held by Hitachi Ltd. In addition, intellectual property litigation could force us to do one or more of the following:

•	cease developing, manufacturing, or selling products that incorporate the challenged intellectual property;

•	obtain and pay for licenses from the holder of the infringed intellectual property right, which licenses may not be available on reasonable terms, or at all;

•	change manufacturers and suppliers of raw materials;

•	redesign or reengineer products, including using different raw materials or components;

•	change our business processes; and

•	pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement or violation found to be willful.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs could increase, which could harm our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Offer letter, dated September 14, 2012, by and between Skullcandy, Inc. and Kyle Wescoat

10.2	Offer letter, dated July 16, 2012, by and between Skullcandy, Inc. and Sam Paschel

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: November 7, 2012	By:	/s/ JEREMY ANDRUS
Jeremy Andrus
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2012	By:	/s/ KYLE B. WESCOAT
Kyle B. Wescoat
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)