Form 10-K
period 2012-12-31
SKULLCANDY, INC.
filed 2013-03-13
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrants common stock held by non-affiliates was approximately $228,701,215.

As of March 8, 2013, there were 27,699,364 shares of the registrant’s common stock, par value $0.0001, outstanding.

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

SKULLCANDY, INC.

ANNUAL REPORT ON FORM 10-K

For Fiscal Year Ended December 31, 2012

PART I

Item 1.	Business

Overview

Skullcandy is a leading global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Skullcandy was launched in 2003 and quickly became one of the world’s most distinct audio brands by bringing unique technology, color, character and performance to an otherwise monochromatic space, helping to revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. The Skullcandy name and distinctive logo have rapidly become iconic and have contributed to our strong market position and profitability. We increased our net sales from $9.1 million in 2006 to $297.7 million in 2012.

We are a company founded on innovation. We redefined the headphone market by fusing bold color schemes, loud patterns, unique materials and creative packaging with the latest audio technologies and innovative functionalities. While our design team identifies and tracks trends in the market, our goal is to establish market trends rather than to follow them. Our headphones feature our proprietary Skullcandy Supreme Sound audio profile and leading-edge design. Under the Skullcandy brand, we offer a wide array of styles and price points and are expanding our brand into complementary audio products and accessories.

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

We also produce and market products in the gaming headset category, a young but growing industry. We acquired Astro Gaming in April 2011 as part of our strategy to position ourselves in the premium end of the gaming category with a leading, authentic brand. Astro Gaming is based in San Francisco, California and develops and markets high-performance, feature-rich products to dedicated gamers, through both the direct-to-consumer channel and through a growing global network of retailers.

Skullcandy was founded in 2003 by Rick Alden, the creator of several successful action sports companies and a lifelong action sports enthusiast. He developed his inspiration for Skullcandy while listening to a portable music player on a chairlift in Park City, Utah. Our principal offices are located in Park City, Utah and San Clemente, California, which are at the epicenters of some of the best snow peaks, skate parks and surf breaks in the world. We believe these close connections to the Skullcandy lifestyle strengthen the authenticity of our brand and increase the loyalty of our consumers.

We were incorporated in Delaware in 2003. Our principal executive offices are located at 1441 West Ute Boulevard, Suite 250, Park City, Utah 84098, and our telephone number is (435) 940-1545. Our principal website address is www.skullcandy.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this annual report.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors:

Leading, Authentic Lifestyle Brand. Skullcandy fuses music, fashion and action sports, all of which permeate youth culture into our products. Our brand symbolizes youth and rebellion. The Skullcandy name, distinct skull logo and signature design aesthetic enable our consumers to express their individuality and go against the grain. We believe the power of our brand has driven our strong market share and profitability.

Brand Authenticity Reinforced Through High Impact Sponsorships. We believe we were the first headphone brand to sponsor leading athletes, DJs, musicians, artists and events within action sports and the indie and hip-hop music genres. We believe associating our name with leading athletes such as snowboarder Danny Kass, four-time NBA All-Star and 2012 All-Star MVP Kevin Durant, music artists and DJs such as Mix Master Mike of the Beastie Boys, major professional sports organizations such as the NBA and events such as the U.S. Open of Surfing, NBA All-Star Jam Sessions and Zumiez Couch Tour increases our brand awareness and reinforces our credibility with our consumers.

Track Record of Innovative Product Design. Skullcandy was founded on innovation. Our first headphone, the Skullcrusher, incorporated a subwoofer into the ear-piece, delivering an extreme level of bass. We employ innovative materials, technologies and processes in the design and development of our products. We have engineered and incorporated the Skullcandy Supreme Sound, our proprietary and patent pending audio profile, into our new product designs which launched in April 2012. Our product line includes our Aviator headphones, a high performance, over-the-ear headphone inspired by aviator sunglasses, our Navigator headphones, a streamlined, compact on-ear sibling to the Aviator headphone, and our Mix Master headphones, which were developed in collaboration with Mix Master Mike to offer the performance and functionality demanded by professional DJs.

Targeted Distribution Model. We control the distribution and mix of our products to protect our brand and enhance its authenticity. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers. While we collaborate with all our retailers, we focus in particular on specialty retailers. One way we support these retailers is to offer them an exclusive collection of headphones called the Decibel, or dB, Collection, which feature limited edition models and colorways of our products. In addition, we provide our specialty retailers unique fixtures and product displays to enhance the presentation of our brand and drive sales.

Proven Management Team and Deep-Rooted Company Culture. We have assembled a proven and talented management team that is led by Rick Alden, our founder, Interim Chief Executive Officer and board member. Our management team shares a passion for action sports and music, and possesses substantial experience in product development, marketing, merchandising, operations and finance. Our culture and brand image enable us to successfully attract and retain highly talented employees who share our passion for action sports and music. We believe our employees represent the best version of our target consumers, which allows us to connect with and understand our target market in an authentic and credible way.

Growth Strategy

We intend to build upon our brand authenticity and product offerings to continue to increase our net sales and profitability. Key elements of our growth strategy are to:

Execute on dual-brand gaming strategy. Our expansion into the gaming headset category represents a meaningful global growth opportunity and is highly complementary to our existing core capabilities. In April 2011, we acquired Astro Gaming, a leading, authentic gaming headset brand that markets high-performance, feature-rich products to dedicated gamers. Astro Gaming positions us in the premium end of the gaming headset category. In addition, we have developed an entirely new line of gaming headsets under the Skullcandy Gaming brand. Through the Skullcandy Gaming brand, we are able to target existing and new casual gamers by leveraging existing brand awareness and marketing assets. Skullcandy Gaming markets products at price points below Astro Gaming in order to reach a broader base of consumers. Our dual-brand approach enables us to design and market differentiated products, spanning a wide range of key price points, tailored to the specific needs of our targeted consumer segments while protecting the core values of each brand through transparent channel and product segmentation.

Expand in key international markets. We believe that the Skullcandy brand remains underpenetrated on a global level and we plan to continue to leverage existing, as well as build new, infrastructure to support our international growth strategy. Our international growth strategy is predicated on our ability to successfully transition from a third party distributor model to a direct model in key international markets, and replicate our U.S. demand creation model to expand the brand globally. Prior to August 2011, we sold our products internationally almost exclusively through third party distributors. In August 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. Post-acquisition, we have taken direct control of our European business and have made investments in brand, marketing and infrastructure to accelerate growth in Europe. In the fourth quarter of 2011, we transitioned to a direct model in Mexico through the formation of a joint venture with an experienced operating partner. In 2012, we took direct operational control of our business in both Japan and China. We plan to continue transitioning to a direct sales model in other select international markets over time to leverage our brand building and marketing expertise, to increase global penetration of our products and improve our gross margin.

Expand into premium audio segments of the headphone category. We believe that consumers continue to exhibit a proclivity for premium priced lifestyle audio products. We expect to see a continued shift in the mix of our product offering to higher priced items through 2013. Our product offering now includes our $99 Navigator on-ear headphone, our $150 Aviator over-ear headphone, and our $300 Mix Master over-ear headphone. By offering premium products, we believe we can further strengthen our brand and broaden our reach to consumers, while simultaneously driving higher sales growth. We expect to release more than 5 new premium headphones over the next 18 months.

Extend into new audio market segments and adjacent categories. We believe our consumers exhibit a need for a variety of earbuds and headphones, each designed for a particular purpose and consumer, throughout their daily activities. We strive to address these different product needs with innovations in audio performance, design, materials and features. By making strategic investments in in-house, consumer-driven product development, we believe we have built a sustainable competitive advantage that fosters forward thinking innovation with greater product cost efficiencies. Our product development team is able to both anticipate and quickly address specific consumer needs and market trends pertaining to materials, fit, technologies and features while harmoniously eliminating unnecessary product attributes that do not add incremental value to the consumer.

We also see compelling opportunities to leverage investment in our operating platform to extend into new, adjacent categories to garner additional growth and increase our total addressable market.

Financial Information About Segments and Geographic Regions

Information regarding our segments and the geographic areas in which we operate is contained in Note 9 to our Consolidated Financial Statements for the years ended December 31, 2012. Prior to the acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, we currently operate in two operating and reportable segments, North America and international.

Our Products

Overview

We currently focus our product offerings in two categories: audio and gaming. We market products in each of these categories implementing a multi-brand strategy that enables us to reach new consumer segments and enhance our product segmentation across various sales channels.

Audio

Our audio headphone product offerings have evolved from one model in 2003 to over 25 headphone models as of December 31, 2012, as well as speaker docks, mobile device cases, apparel and other accessories. Headphones represented approximately 96% of our net sales in the year ended December 31, 2012. Many of our headphone models include in-line microphones and volume control buttons compatible with the latest generation of smartphones, including Apple’s iPhone. We seek to continually incorporate the latest technology into our product offerings to enhance performance and functionality.

The range of our headphone products include:

Style	In Ear	On Ear	Over Ear
Product
Price Range	$10-80 MSRP	$20-100 MSRP	$60-300 MSRP
Models	Jib Ink’d 2 Riot Chops Smokin’ Buds Titan 50/50 Fix Heavy Medal	Icon 3 Uprock Lowrider Cassette Navigator	Hesh Agent Skullcrusher Crusher Aviator Mix Master

We launched our initial audio products under the Skullcandy brand and logo. As we have expanded our distribution channels from independent action sports retailers to consumer electronics and other large national and regional chains, we have developed differentiated product lines designed to appeal specifically to consumers in the targeted channel while protecting our brand image. These product lines include:

dB Collection. The dB Collection is identified by the dB mark and features state-of-the-art functionality, exclusive designs and distinct packaging iconography that appeal to the individual fashion interests of our target consumers. Products in the dB Collection are available exclusively from our independent specialty retailers and our websites.

Mobility. The mobility collection features our franchise earbud styles available exclusively with an in-line microphone. The collection is targeted at the mobile channel with product features designed to work on cell phones and smartphones, such as the Apple iPhone.

2XL. The 2XL brand represents a lifestyle rooted in traditional sports, motor sports and hip-hop and rock & roll music. 2XL brand products are available in fewer styles and colors and incorporate simpler designs and technology than our Skullcandy branded or dB Collection products. We developed the 2XL brand to create a differentiated product line that could be sold at a lower price point at retailers that do not carry the Skullcandy brand.

Gaming

Our gaming headphone products include products under the Astro Gaming Brand and the Skullcandy Gaming brand. The Skullcandy Gaming brand draws from our unique heritage to inject lifestyle and street culture into the world of gaming. We developed Skullcandy Gaming to offer a differentiated brand and product experience delivering high-performance gaming headsets at attainable prices to casual gamers. Astro Gaming products market high-performance and feature-rich products for dedicated gamers. The brand’s flagship product, the A50, is a $300 wireless Dolby Headphone-enabled 7.1 surround sound gaming headset that integrates KleerNet lossless audio processing to deliver a fully immersive gaming experience. Gaming headphones represented approximately 10.9% of our net sales in the year ended December 31, 2012.

The range of our Skullcandy Gaming and Astro Gaming headphones include:

Brand	Skullcandy Gaming	Astro Gaming
Product
Price Range	$80-180 MSRP	$130-300 MSRP
Models	SLYR PLYR 1 PLYR 2	A30 A40 A50

Product Design and Development

We are a company built on our passion for product and design innovation. Our success is tied to our ability to consistently deliver innovative designs, products, features and benefits to our customers. We launched our first headphone product in 2003 and have since grown our product offering to over 25 unique models of headphones.

Our product design and development efforts are led by Sam Paschel, our Executive Vice President of Product, who works closely with the category management team and with our in-house team of engineers, designers and artists to plan, conceptualize, develop and commercialize our products. Our team is comprised of individuals intimately connected to the Skullcandy culture and lifestyle who incorporate their passion for the brand into their work.

We make a concerted effort to utilize innovative materials, technologies and processes in the design, development and manufacturing of all of our products. Our design team is continuously identifying and tracking trends in the market that are the most meaningful to a brand and to product-performance conscious consumers. Our engineers and quality teams are dedicated to products that exceed our customers’ expectations regarding acoustic performance, fit, comfort, durability and style.

Our product development team is capable of both speed-to-market projects and strategic stage-gate engineering processes for designing, validating and launching new products. By having our industrial design team in-house, working alongside our model and prototyping shop, and our mechanical, acoustic and electrical engineering teams, we are able to reduce the concept-to-market timeline while preserving our quality and performance. Our in-house industrial design, engineering, advanced concept engineering and reliability testing teams enable designs to be rapidly created, prototyped and validated quickly before designs are released for commercialization.

Products are engineered in-house to our proprietary Supreme Sound audio profile through a collaborative and iterative process. Supreme Sound is the personification of our brand, incorporating a unique balance of low, mid-range and high frequencies to create a signature balanced tonal experience based on attacking bass, natural vocals and precision highs. This past year we took on the task of engineering and developing our own drivers in order to further enhance our sound profile, while giving us greater control over the cost and sourcing of our components.

We currently utilize third party manufacturers to facilitate the commercialization of our products from tooling through the sampling of products. Our internal reliability testing laboratory is used for mechanical, electrical, chemical, acoustic, transportation and environmental validation and we also utilize third party testing companies for reliability and compliance testing. We are able to closely monitor our production in our foreign vendors’ facilities by utilizing our Shenzhen office resources and local staff to support quality, delivery, capacity, and sourcing efforts.

We can typically bring new products from concept to market in 8 to 20 months depending on the technology integration and complexity of the product. In situations where we are launching new products based on existing designs that do not require tooling, we can accelerate the concept-to-market process to approximately 3 to 9 months.

Marketing

Our marketing and art departments employ a multi-pronged marketing strategy including sponsorship of athletes, DJs, musicians, artists, music events as well as interactive media and traditional print and television advertising. We believe that our marketing strategy strengthens our brand authenticity in our target markets by integrating our brand with the activities and interests of our loyal customers. Brand authenticity is driven by the Skullcandy family of athletes, artists and fashionistas.

As the brand grows globally, we plan to maintain and build on our authenticity, create lasting partnerships and bring music deeper into our consumers’ lifestyle. We believe that grass-roots activation, cultural engagement and creative collaboration will continue to drive the growth of our authentic lifestyle audio brand.

Athlete and Musician Sponsorships

We build relationships that run deeper than a traditional sponsorship agreement by seeking to create unique opportunities for each member of the Skullcandy Family. Our athletes, artists and fasionistas are ambassadors for our brand and we incorporate them into the Skullcandy brand in a way that goes beyond traditional endorsements.

The Skullcandy Family includes:

The Skullcandy Snow Family		The Skullcandy Skate Family
DevunWalsh EeroEttala BodeMerrill JustinBennee MikeyRencz AaronBiittner	DannyKass KazuKokubo DanBrisse KimmyFasani ZakHale	TheotisBeasley EricKoston SeanMalto SteveBerra DeWayneMcMurry	TrevorMcClung TaylorMcClung TrentMcClung TrevorColden
The Skullcandy Supermodel Family		The Skullcandy NBA and NFL Family
KateUpton ChrissyTeigen	JessicaStam ChanelIman	KevinDurant DerrickRose AndreIguodala	JamesHarden KyrieIrving StevieJohnson
The Skullcandy Moto Family		The Skullcandy Surf Family
RyanDungey RobbieMaddison JeremyMcGrath KTMOrange Brigade JDRLites Team RyderDeFrancesco GageSchehr	BrocTickle JustinBogle WillHahn CooperWebb DakotaAlix MikeSleeter CarsonMumford	MickFanning OwenWright KoloheAndino PatrickGudauskas TannerGudauskas	KaiOtton DylanGraves BalaramStack LeilaHurst DaneGudauskas
The Skullcandy Music Family		The Skullcandy Ski Family
Wale ActionBronson	Krewella DinosaurJr.	BobbyBrown TomWallish TannerHall	ParkerWhite SammyCarlson
The Skullcandy High School Basketball Family		The Skullcandy BMX Family
SimeonCareer Academy MaterDei High School	OakHill Academy MontverdeAcademy	DrewBezanson MikeHucker Clark	RobWise

We have a contractual relationship with each listed member of the Skullcandy Family. Our arrangements are designed to incentivize them to maintain a visible profile with our products, while engraining the ambassador in our culture and brand. Our contracts typically have a one to three-year term and grant us a license for the use of names and likenesses, and require the ambassador to maintain exclusive association with our headphones. Skullcandy ambassadors also give us access to their fans through social media, with posts, images, and mentions on Twitter, Instagram and Facebook. In turn, we agree to make cash payments to our sponsored ambassadors family members for wearing our products during public appearances, in magazine shoots and on the podium after certain competitive victories. We also provide products for their use or gifting and reimburse certain travel expenses incurred in conjunction with Skullcandy events.

In addition to the brand ambassadors listed above, we have informal relationships with athletes and artists around the world. These athletes and artists support our brand by wearing products and participating in events, social media, advertising, appearances and other marketing activities. We compensate the athletes with whom we do not have contractual relationships by providing them with complimentary merchandise and promoting them on our websites and social media platforms.

Event Sponsorship

Sports Event Sponsorship. We participate in grassroots and major events that support our commitment to our sports and music cultures. Spectators and participants at these events are exposed to and experience our brand through an interactive environment that includes music listening stations, DJ booths and promotional product giveaways.

Some of our sponsored sports events include:

Sports Events
NBA All Star Jam Session Nike and Mater Dei Basketball Tournaments Damn Am Phoenix Am Go Skateboarding Day Copenhagen Pro Street League Transworld TransAm	Grenade Games Supercross Vurb Classic Bells Beach Zumiez Couch Tour Zumiez 100K Journey’s Backyard BBQ Tour

Music Event Sponsorship. We support local and national music events and tours and are building Skullcandy-branded events worldwide. At these events, we engage attendees through music acts on a branded stage, listening stations, interactive media stations and through social media.

Some of our sponsored music events and tours include:

Music Events
Fun Fun Fun Festival The Hives Tour Alkaline Trio Tour	Treasure Island Music Festival Skullcandy Sessions

Content Creation and Partnerships

Content Creation. We believe that advertising content is an efficient and effective way to reach our target audience. We publish dozens of custom videos each year on our Skullcandy YouTube channel. We recently entered into a relationship with Funny or Die to produce a variety of music videos and projects including “Take a Supermodel to Work Day” featuring members of the Skullcandy Family. The first episode featured Supermodel Kate Upton with NBA stars Kevin Durant and James Harden. We are planning to develop similar series that will build a following, create unique opportunities for the Skullcandy Family and increase awareness of the brand.

We also maintain an active presence on various social media sites, with an emphasis on Facebook, Twitter and Instagram. Social media allows us to have a direct conversation with our consumers and publish our digital content. We also use social media to promote our events globally and extend the event’s energy to those who were unable to attend. We also actively leverage the social media platforms of our athletes, artists and fashionistas.

Our in-house creative media team focuses on print media placement into endemic magazines that support the lifestyles that we believe are important to our target consumers. The content generated by the in-house team is distributed to and used globally to promote the Skullcandy brand.

Strategic Brand Partnerships. To build on our own branding efforts, we seek to partner with like-minded brands on marketing opportunities. These include brands such as, Nike, Toyota, Electronic Arts (EA) and The Berrics. We believe these brand relationships create leverage and opportunities for us to tell the Skullcandy brand story.

Interactive Media

Websites. Our websites include, skullcandy.com, skullcandy.tv, ca.skullcandy.com, eu.skullcandy.com, uk.skullcandy.com, 2xl.com, astrogaming.com, astrogaming.co.uk and astrogaming.fr. These websites are part of our interactive media and e-commerce business strategy where visitors can view videos, listen to music by our sponsored artists, read blog updates on events, athletes, DJs, musicians and artists, and shop for Skullcandy and Astro Gaming products. Our skullcandy.com and astrogaming.com websites had more than nine million unique visitors in 2012.

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

Distribution and Sales

North America. As we have grown our retailer base from independent action sports retailers to large regional and national retailers, we have sought to protect and enhance our brand image by carefully controlling the distribution of our products as well as the product mix we offer to each retailer.

Our specialty retailers include independent retailers focused on action sports and the youth lifestyle, as well as a number of national and regional retailers with an action sports orientation, such as Zumiez, Tilly’s, Jack’s Surfboards and Ron Jon Surf Shop. These specialty retailers provide a direct connection to our consumer influencers and serve as the platform upon which we develop, reinforce and maintain our reputation as an authentic lifestyle brand. We rely on independent sales representatives to establish and maintain our relationship with these specialty retailers. Our independent sales representatives collaborate with these retailers to develop appropriate product mix and in-store marketing displays that promote our products and brand image. As of December 31, 2012, we utilized 30 independent, commission-based sales representatives that we manage with an in-house team of regional sales managers.

We have leveraged the brand authenticity built with our specialty retailers to launch products with various large national retailers, including those focused on consumer electronics, such as Best Buy and Radio Shack, mass retailers, such as Target and Fred Meyer, and those focused on sporting goods, such as Dick’s Sporting Goods and The Sports Authority. We are selective about the national retailers we sell through as well as with the product mix we offer to these retailers in order to protect our brand image and authenticity. Historically, we have managed our relationships with these large retailers through independent, commission-based sales representatives. However, we currently employ a national sales manager, who is located in Minneapolis that works directly with our two largest retailers, Target and Best Buy. Our national sales manager enables us to improve the frequency and level of interaction with these retailers. Our other large retailers will continue to be managed by our regional sales managers through independent sales representatives; however, we expect to continue to seek opportunities to transition large retailers into a direct relationship.

North America sales of our products represented 84.1% of net sales for the year ended December 31, 2012. During 2012, Best Buy accounted for more than 10% of our net sales. We have entered into vendor program agreements with Best Buy and many of our other large retailers, including Target, that govern the terms of sale, rebates and obligations of each party, but each purchase is typically made on a purchase order basis. None of our retailers have minimum or long-term purchase obligations. If any of our large retailers choose to slow its rate of purchases of our products, decrease its purchases of our products, or no longer purchase our products, our net sales and results of operations could be adversely affected.

International. International sales of our products represented 15.9% of net sales for the year ended December 31, 2012. Prior to August 2011, we sold our products internationally almost exclusively through third party distributors. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North. Kungsbacka 57 AB previously held an exclusive distribution agreement for

Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we expect will allow us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. In addition, we have relationships with over 20 distributors serving more than 80 countries.

Manufacturing and Sourcing

Nearly all of our products are manufactured in China. We do not own any manufacturing facilities and utilize third party manufacturing for all of our products. We do not have any long-term contracts with our existing manufacturers. We procure finished and packaged products from our manufacturers so that we require no subassembly.

During 2012, we utilized 13 independent manufacturers in China. As of December 31, 2012 approximately 40% of our products were dual sourced. We have implemented a manufacturer selection and qualification process to help facilitate our diversification needs. Furthermore, we are actively onboarding one manufacturer in Indonesia and actively investigating other countries to further diversify our manufacturing sources geographically.

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

In January 2012, we opened a new third party distribution center in Tiel, Netherlands with DHL Supply Chain. This facility will provide fulfillment for our European customers. In order to further reduce costs and facilitate order fulfillment to our international retailers, we transitioned the inventory from our third party warehouse in Shenzhen, China to a UPS Supply Chain Solutions third party logistics facility in Yantian, China in August 2012. Similarly, in February 2013, we moved our Astro Gaming fulfillment and distribution in Freemont, California to our UPS facility in Auburn, Washington in order to consolidate facilities and realize cost savings.

To assist in our international growth, we partnered with Teckwah Logistics in October 2012 to open a facility in Shanghai, China to fulfill the domestic China retail orders and web orders. We expect to expand our international distribution network with other third party logistics facilities around the world in order to reduce costs and decrease order lead-time. We are also examining options to serve international retailers and distributors from third party logistics facilities in Canada, Brazil and Japan.

In the past we have experienced increased lead-time from some of our manufacturers in China and we may encounter such increased lead-times in the future. We believe we will be able to compensate for potential inventory shortages with improved supply management and continued dual sourcing. Changing economic conditions in China may cause further issues with lead-time. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales. We are implementing strategies to mitigate some of these risks with various transportation options and multiple services.

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

Competition

The consumer electronics industry is highly competitive and includes many new competitors as well as increased competition from established companies expanding their product portfolio. We face competition from consumer electronics brands that have historically dominated the stereo headphone market. These include large companies with strong worldwide brand recognition, such as Sony, JVC and Bose as well as established pure-play audio brands, such as Beats by Dr. Dre. These competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in consumer preferences;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory that has been written down or written off;

•	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other legal disputes.

Well established sports and lifestyle brands have also recently entered the headphone market. Similar to the large electronic companies we compete with, these sports brand competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. For example, adidas has partnered with Sennheiser to release lifestyle-branded headphones.

In addition, we face competition from other pure-play lifestyle audio and accessories brands, such Incase, Urbanears, Monster Cable Products and Sol Republic. These companies have introduced products that compete directly with our headphones and market their lifestyle-branded consumer electronics within the action sports and indie and hip-hop markets.

We also face mounting competition from new and emerging pure-play audio brands, such as iFrogz, in lower priced earbuds, as barriers to entry are low and consumers show less affinity for brand, with price and features driving purchasing decisions.

Some retailers have begun to introduce their own private label headphones. If any of our retailers introduce such headphones, it could reduce the volume of product they buy from us, as well as decrease the shelf space they allow for our products. The introduction of private label headphones could decrease the demand for our product and have an adverse effect on our net sales and results of operations.

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

Intellectual Property

We utilize the trade name “Skullcandy” and the Skullcandy logo and trademark on all of our Skullcandy products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and in distinguishing our products from those of our competitors. We consider the Skullcandy trademark and our skull logo trademark and copyrighted design to be among our most valuable assets and we have registered these trademarks in more than 30 countries. We also have trademark registrations in the U.S. and abroad for Astro Gaming and 2XL, and are pursuing additional registrations across all our brands for our unique and well-known product names and marketing phrases. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and trademarks registered outside of the United States normally have a duration of ten years depending upon the jurisdiction. Trademarks are generally subject to an indefinite number of renewals upon appropriate application.

We have design patents covering elements of Skullcandy and Astro Gaming products, including our flagship Aviator, Navigator and Mix Master headphones, and our popular Hesh 2.0 headphone and Ink’d 2.0 earbud for Skullcandy and the A40 and A50 headsets for Astro Gaming. We have been awarded utility patents on certain features and technologies used in some of our products for both Skullcandy and Astro Gaming, and have filed for additional utility and design patents covering both existing and forthcoming products and technologies. These applications are in various stages of examination with intellectual property offices in our key markets. We cannot guarantee that any pending future patent applications we have filed will result in issued patents, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies.

Employees

As of December 31, 2012, we had approximately 335 full-time employees. We had 128 employees in sales and marketing, 79 in design and development and 51 in supply chain. None of our employees are currently covered by a collective bargaining agreement. We consider our relationship with our employees to be excellent and have never experienced a labor-related work stoppage.

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

We believe that our ability to extend the recognition and favorable perception of our brand is critical to implement our growth strategy, which includes further penetrating our domestic retail channel, accelerating our international growth, growing our premium product offering and expanding complementary product categories. To extend the reach of our brand, we believe we must devote significant time and resources to product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such expenses.

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

If our relationship with our manufacturers terminates or is otherwise impaired, we would likely experience increased costs, disruptions in the manufacture and shipment of our products and a material loss of net sales.

We have no long-term contracts with our manufacturers and as a result, our manufacturers could cease to provide products to us without notice. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. In the event our manufacturers experience operational difficulties, or terminate our relationship, our results of operations could be adversely affected.

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

We have experienced rapid growth since our inception in 2003. We increased our net sales from $9.1 million in 2006 to $297.7 million in 2012. We cannot assure you that we will continue to experience a similar growth in the future. Our future success will depend upon various factors, including the strength of our brand image, broad market acceptance of our current and future products, competitive conditions, our ability to manage increased net sales, if any, and the implementation of our growth strategy. We intend to finance our anticipated growth through cash flows generated from sales to our existing retailers and distributors and borrowings under our credit facility. However, if our net sales decline, we may not have the cash flow necessary to pursue our growth strategy.

We expect to continue to expand our international infrastructure and add personnel, which will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of net sales. Because these expenses are generally fixed, particularly in the short-term, if we do not achieve our anticipated growth, our operating results may be adversely impacted. If we continue to experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business plan. Our future success will depend substantially on our ability to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.

If we are unable to maintain and expand our network of sponsored athletes, DJs, musicians and artists, our ability to market and sell our products may be harmed.

A key element of our marketing strategy has been to sponsor best-in-class athletes, DJs, musicians and artists, which we believe contributes to our authenticity and brand image. While we have contractual relationships with the majority of our sponsored athletes, DJs, musicians and artists, we cannot assure you that they will continue to support our brand or that they will not support one of our competitors upon the expiration of their agreements.

We compensate the sponsored athletes, DJs, musicians and artists that we do have contracts with for promoting our products. Sponsorship arrangements are typically structured to give our sponsored team members financial incentives to maintain a highly visible profile with our products. Our contracts typically have a one- to three-year term and grant us a license for the use of their names and likenesses, and typically require them to maintain exclusive association with our headphones. Sponsored team members also give us access to their fans through social media, with posts and images and mentioned on Twitter, Instagram and Facebook. In turn, we agree to make cash payments to our sponsored team members for wearing our products during various public appearances, in magazine shoots and on the podium after certain competitive victories. In addition to cash payments, we also generally provide limited complimentary products for their use, and reimburse certain travel expenses incurred in conjunction with promoting our products.

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

We believe that our success in international markets is partially dependent on being “locally” relevant, but we have limited experience with the action sports and youth lifestyle in Europe and Asia. We have begun to identify the best-in-class internationally-based athletes, DJs, musicians and artists that will best represent our lifestyle brand and arrange for such persons to endorse our products. We have launched websites in Europe and we plan to launch websites in Asia that will be available in the local language with local content and expect that our products will have region-specific packaging that we believe will help sell through of our products. Each of these efforts will require significant management time and resources, and we cannot assure you that we will be successful in expanding our brand in international markets.

Over time, we plan to assume direct control of certain international markets, which will require increased operating expenditures to establish the infrastructure. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. As a result of the acquisition, we now own the rights for distribution of our products in Europe. We have limited experience with international distribution and we cannot assure you that we will be able to manage European distribution successfully or that the same marketing model we use domestically will be successful. If we are not able to manage our international distribution efficiently, our international retailers and distributors may experience delays in receipt of our products and we may have to find alternate distribution arrangements, which could result in increased expenditures and a reduction in margins.

Two of our retailers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

Best Buy accounted for more than 10% of our net sales in 2010, 2011 and 2012. We do not have long-term contracts with any of our retailers, including Best Buy, and all of our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, including Best Buy, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

We may not be able to compete effectively, which could cause our net sales and market share to decline.

The consumer electronics industry is highly competitive and includes many new competitors as well as increased competition from established companies expanding their product portfolio. We face competition from consumer electronics brands that have historically dominated the stereo headphone market. These include large companies with strong worldwide brand recognition, such as Sony, JVC and Bose as well as established pure-play audio brands, such as Beats by Dr. Dre. These competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in consumer preferences;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory that has been written down or written off;

•	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other legal disputes.

Well established sports brand companies, such as adidas have also recently introduced headphone products. Similar to the large electronics companies we compete with, these sport brand companies have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale.

We also face competition from other lifestyle brand companies, such as Incase, Urbanears, Monster Cable Products and Sol Republic. These companies have introduced products that compete directly with our headphones and market their lifestyle-branded consumer electronics within the action sports and the indie and hip-hop markets.

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

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. We cannot assure you that such losses will be within the amount of the reserves we take to in anticipation of the risks. Additionally, while we have credit insurance against some of our larger retailers, there is no assurance that such insurance will sufficiently cover any losses. We are also exposed to the risk of our customers declaring bankruptcy, exposing us to claims of preferential payment claims. For example, in January 2013, one of our major retail customers in the United Kingdom declared bankruptcy, causing us to incur $1.5 million in bad debt expense that was reflected in our 2012 financial statements. Further financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.

Changes in the mix of retailers and distributors to whom we sell our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.

We sell our products through a mix of retailers, including specialty, consumer electronics, mass, sporting goods and mobile phone retailers and to distributors. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. We generally realize lower gross margins when we sell through our distributors, and therefore our gross margins may be adversely impacted if we increase product sales made through our distributors as opposed to through our retailers. In addition, we sell certain products at higher margins than others and any significant changes to our product mix made available to our retailers could adversely affect our gross margin. A negative change in our gross margin or our brand image could have a material adverse effect on our results of operations and financial condition.

We face business, political, operational, financial and economic risks because a portion of our net sales are generated internationally and substantially all of our products are manufactured outside of the United States.

For the year ended December 31, 2012 international net sales were $47.4 million, or 15.9% of net sales. In addition, substantially all of our products are manufactured in China. As a result, we face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

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

We rely on our distribution facility in Auburn, Washington, operated by UPS Supply Chain Solutions, for the majority of our domestic product distribution. In January 2012, we opened a new third party distribution center in Tiel, Netherlands with DHL Supply Chain for the fulfillment of European orders. Our distribution facility utilizes computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. We have experienced some of these problems in the past and we cannot assure you that we will not experience similar problems in the future. In order to further reduce costs and facilitate order fulfillment to our international retailers, we transitioned the inventory from our third party warehouse in Shenzhen, China to a UPS Supply Chain Solutions third party logistics facility in Yantian, China in August 2012. Furthermore, we have a limited history of order fulfillment and inventory management from the Tiel and Yantian facilities and could encounter problems that disrupt our distribution. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facility, such as the long-term loss of retailers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our warehouse facilities. If we encounter problems with the facilities, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

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

We are heavily dependent upon the contributions, talent and leadership of our current executive officers. The loss of any executive officers or the inability to attract or retain qualified executive officers could delay the development and introduction of, and harm our ability to sell our products and damage our brand, which could have a material adverse effect on our results of operations. On February 8, 2013, Jeremy Andrus, our Chief Executive Officer and director, announced that he was resigning from these positions effective immediately. Rick Alden our founder and director, has been named Interim Chief Executive Officer, while we search for a new Chief Executive Officer, but cannot assure that we will find a qualified replacement in a timely manner. We cannot be certain that this change in management, operating with an Interim Chief Executive Officer or any additional change that may come as we select a new Chief Executive Officer, will not negatively affect our business and operations. Our future success also depends on our ability to attract and retain additional qualified design and marketing personnel. We face significant competition for these individuals worldwide and we may not be able to attract or retain these employees. We expect to make additional changes in our management and key personnel. We believe these changes are important to the future development of our brand and growth of our Company. However, we cannot be certain that we will be able to attract and retain qualified replacements or that these changes will result in the desired improvements, and our business and operations could suffer as a result.

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

Our management team has limited experience managing a publicly-traded company or complying with the increasingly complex laws pertaining to public companies. In particular, our Interim Chief Executive Officer has not previously managed a publicly-traded company. In addition, most of our current directors have limited experience serving on the boards of public companies. We may not successfully or efficiently manage the increased legal, regulatory and reporting requirements associated with being a public company, including significant regulatory oversight and reporting obligations under federal securities laws. Our failure to comply with all applicable requirements could lead to the imposition of fines and penalties, distract our management team from attending to the administration of our business, result in a loss of investor confidence in our financial reports and have an adverse effect on our business and stock price.

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

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal controls over financial reporting.

Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate the area of our internal controls in which the material weakness occurred as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive and administrative offices are located in Park City, Utah, where we lease approximately 26,900 square feet of space pursuant to a lease that expires in February 2015. Our marketing offices are located in San Clemente, California, where we lease approximately 11,000 square feet of office space pursuant to a lease that expires in December 2016. Our Astro Gaming offices are located in San Francisco, California where we lease approximately 7,500 square feet of space pursuant to a lease that expires in January 2016. Our Asia operations offices are located in the Nanshan District of Shenzen, China, where we lease approximately 9,300 square feet pursuant to a lease that expires in September 2013. In January 2012, we entered into another lease in China that is located in the Jing’an District of Shanghai where we lease approximately 7,800 square feet pursuant to a lease that expires in February 2018. In January 2012, we also entered into a lease for our European headquarters in Zurich, Switzerland, where we lease approximately 4,700 square feet pursuant to a lease that expires in January 2017. In May 2012, we also entered into a lease in Tokyo, Japan where we lease approximately 1,000 square feet of space pursuant to a lease that expires in May 2015.

Item 3.	Legal Proceedings

In August 2012, Hitachi Metals, Ltd. and Hitachi Metals North Carolina, Ltd., together referred to as Hitachi, filed a complaint in the International Trade Commission, the ITC, entitled “Certain Sintered Rare Earth Magnets, Methods of Making Same and Products Containing the Same.” The complaint named Skullcandy and 28 other companies, including many of our competitors such as Bose, Beats Electronics, and Monster Cable, and alleges that the magnets contained in the speakers of certain of our products infringe U.S. Patent Nos. 6,461,565; 6,491,765; 6,527,874; and 6,537,385. On November 22, 2012, we reached a confidential settlement with Hitachi, which we do not expect to have a material effect on our business operations.

In July 2012, Lennon Image Technologies, LLC, LIT, filed a lawsuit in the District of Delaware, alleging infringement of U.S. Patent No. 6,624,843 (the ‘843 Patent), entitled “Customer Image Capture and Use Thereof in a Retailing System.” The complaint alleges that Skullcandy’s previous use of a “virtual fitting interface” on its website is covered by the ‘843 Patent. We believe that these claims are without merit and that the ‘843 Patent is invalid. We are vigorously defending against this action.

In October 2010, Rapha Products Group LLC, or Rapha, filed a claim in the Northern District of Georgia, alleging that our Pipe and Super Pipe speaker docks infringed U.S. design patent No. D555,636. On December 6,

2012, the parties reached a full settlement. In connection with the settlement we incurred legal and settlement expenses, net of tax benefit of $0.4 million. We do not expect any additional expenses associated with this matter.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock began trading on the NASDAQ Global Market (“NASDAQ”) under the symbol “SKUL” on July 20, 2011. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on NASDAQ for each full quarterly period since our initial public offering.

	High	Low
2012
Fourth Quarter	$14.16	$7.79
Third Quarter	$16.66	$11.92
Second Quarter	$17.33	$12.15
First Quarter	$15.91	$11.94

2011
Fourth Quarter	$19.13	$12.11
Third Quarter (commencing July 20, 2011)	$20.56	$13.06

Holders of Record

As of March 8, 2013, there were 21 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Stock Performance Graph and Cumulative Total Return

Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed to be “filed” with the SEC or to be “soliciting material” under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and it shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison from July 20, 2011 (the date our common stock commenced trading on NASDAQ) through December 31, 2012 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. Data for the S&P 500 Index and the S&P 500 Consumer Durables Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities

We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Item 6.	Selected Consolidated Financial Data

The selected consolidated statement of operations data for the years ended December 31, 2012, 2011 and 2010 and the selected consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated statement of operations data for the years ended December 31, 2009 and 2008 and the selected consolidated balance sheet data at December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this annual report and which have been audited by Ernst & Young LLP. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$297,686	$232,469	$160,583	$118,312	$80,380
Cost of goods sold	156,766	116,930	75,078	60,847	41,120

Gross profit	140,920	115,539	85,505	57,465	39,260
Selling, general and administrative expenses	99,436	73,378	67,602	28,574	18,040

Income from operations	41,484	42,161	17,903	28,891	21,220
Other (income) expense	453	1,761	14,556	(111)	(54)
Interest expense	641	7,473	8,387	8,340	586

Income (loss) before income taxes and noncontrolling interests	40,390	32,927	(5,040)	20,662	20,688
Income tax expense	14,574	14,306	4,653	8,318	7,669

Net income (loss)	25,816	18,621	(9,693)	12,344	13,019
Net loss (income) attributable to noncontrolling interests	63	(4)	—	—	—
Deemed dividend on convertible preferred stock and preferred stock dividends	—	(17)	(30)	(9,993)	—

Net income (loss) attributable to Skullcandy, Inc.	$25,879	$18,600	$(9,723)	$2,351	$13,019

Net income (loss) per common share attributable to Skullcandy, Inc.:
Basic	$0.94	$0.93	$(0.69)	$0.17	$0.77
Diluted	0.92	0.79	(0.69)	0.12	0.53
Weighted average shares outstanding:
Basic	27,405,017	20,078,579	14,001,358	13,908,216	16,955,036
Diluted	27,980,983	23,573,962	14,001,358	19,584,866	24,766,700

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$19,345	$23,302	$6,462	$1,732	$19,363
Working capital	101,832	72,180	44,779	35,019	46,086
Total assets	188,275	168,611	93,324	57,650	63,039
Total debt	—	9,884	84,162	56,401	27,628
Total stockholders’ equity (deficit)	142,122	106,812	(22,357)	(18,435)	20,614

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in “Risk Factors,” “Special Note Regarding Forward-Looking Statements” and other matters included elsewhere in this Form 10-K. The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this annual report, as well as the information presented under “Selected Consolidated Financial Data.”

Overview

Skullcandy is a leading global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Skullcandy was launched in 2003 and quickly became one of the world’s most distinct audio brands by bringing unique technology, color, character and performance to an otherwise monochromatic space, helping to revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. The Skullcandy name and distinctive logo have rapidly become iconic and have contributed to our strong market position and profitability.

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

A number of industry trends have facilitated our growth to date, and we expect these trends to continue. The increasing use of portable media devices, such as Apple’s iPod, and smartphones with integrated music and video capabilities, such as Apple’s iPhone and third party Android-based phones, has driven growth in the headphones and audio accessories markets. Our brand also benefits from the increasing popularity of action sports, particularly within the youth culture. Our consumer influencers are teens and young adults that associate themselves with skateboarding, snowboarding, surfing and other action sports. These consumers influence a broader consumer base that identifies with authentic action sports lifestyle brands. In addition, music is an integral part of the youth action sports lifestyle, and headphones have become an accessory worn to express individuality. We believe these trends provide us with an expanding consumer base for our products. Furthermore, we believe that these trends in preferences and lifestyles are not unique to the United States and are prevalent in a number of markets around the world.

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth or manage our anticipated future growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. Best Buy accounted for more than 10% of our net sales during 2010, 2011 and 2012. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” for a more complete discussion of the risks facing our business.

On April 22, 2011, we completed the purchase of substantially all the assets of Astro Gaming, Inc. for $10.8 million. Astro Gaming, Inc. is a leader in gaming headphones based in San Francisco, California and develops and markets high-performance feature-rich products to dedicated gamers.

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

Basis of Presentation

Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy and Astro Gaming brand names. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. The North America segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States and Mexico (through our joint venture). The international segment primarily includes Skullcandy product sales to customers in Europe and Asia that are served by our European and Asian operations.

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

Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, wages, related payroll and employee benefit expenses, including stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation, amortization of intangible assets and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising, brand building fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, DJs, musicians and artists.

Results of Operations

The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2012		2011		2010
Net sales	$297,686	100.0%	$232,469	100.0%	$160,583	100.0%
Cost of goods sold	156,766	52.7	116,930	50.3	75,078	46.8

Gross profit	140,920	47.3	115,539	49.7	85,505	53.2
Selling, general and administrative expenses	99,436	33.4	73,378	31.6	67,602	42.1

Income from operations	41,484	13.9	42,161	18.1	17,903	11.1
Other expense	453	0.2	1,761	0.8	14,556	9.1
Interest expense	641	0.2	7,473	3.2	8,387	5.2

Income (loss) before income taxes and noncontrolling interests	40,390	13.6	32,927	14.2	(5,040)	(3.1)
Income tax expense	14,574	4.9	14,306	6.2	4,653	2.9

Net income (loss)	25,816	8.7	18,621	8.0	(9,693)	(6.0)
Net loss (income) attributable to noncontrolling interests	63	—	(4)	—	—	—
Preferred dividends	—	—	(17)	—	(30)	—

Net income (loss) attributable to Skullcandy, Inc.	$25,879	8.7%	$18,600	8.0%	$(9,723)	(6.1)%

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales

Net sales increased $65.2 million, or 28.1%, to $297.7 million in 2012 from $232.5 million in 2011.

North America net sales increased $31.8 million, or 14.6%, to $250.3 million, or 84.1% of our net sales in 2011 from $218.4 million, or 94.0% of our net sales in 2011. The increase in North America net sales is primarily due to increased Astro Gaming sales of $22.4 million as a result of Astro Gaming entering retail stores and the launch of the A50 wireless headset. International net sales increased to $47.4 million, or 15.9% of our net sales in 2012 from $14.0 million in 2011. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Prior to August 26, 2011, 57 North had exclusive distribution rights of our products in the European markets. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we believe is allowing us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following the acquisition, we operated in two segments: North America and international. As a result, the twelve months ended December 31, 2012 are not comparable to the twelve months ended December 31, 2011 as the prior year does not include a full year of activity for our international segment since the international segment started on August 26, 2011. Also, included in the North America segment for 2012 and 2011 are net sales of $26.1 million and $33.8 million, respectively, which represent products that were sold from North America to retailers and distributors in other countries. These amounts in 2011 include sales that were made to 57 North prior to the acquisition on August 26, 2011. Adjusting for these sales from North America to retailers and distributors in other countries, North America net sales increased 21.4% to $224.2 million from $184.6 million in 2011 and international net sales increased 53.7% to $73.5 million in 2012 from $47.8 million in 2011. Included in the increase in international net sales, was an increase in net sales in Europe of $13.6 million, or 45.2%, to $43.6 million in 2012 from $30.0 million in 2011. Net sales made prior to August 26, 2011 in Europe were to 57 North.

Gross Profit

Gross profit increased $25.4 million, or 22.0%, to $140.9 million in 2012 from $115.5 million in 2011. Gross profit as a percentage of net sales, or gross margin, decreased 2.4 percentage points to 47.3% in 2012 from 49.7% in 2011. North America gross margin decreased 3.4 percentage points to 46.8% from 50.2% in 2011. The decrease in North America gross margin is mostly due to a shift in sales mix to higher price point products with lower gross margin structures, lower margin sales to the closeout channel and an increase in the level of discounting provided to our customers. The international gross margin increased 8 percentage points to 50% from 42.0% in 2011. International gross margin in 2011 was lower as a result of inventory that was acquired from Kungsbacka 57 AB that was recorded at fair value under the acquisition method of accounting. The increase in gross margin in 2012 is also based on new sourcing initiatives and a higher mix of direct international sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26.1 million, or 35.5%, to $99.4 million in 2012 from $73.4 million in 2011. Included in the selling, general and administrative expenses in 2012 is $1.5 million of bad debt expense due to the bankruptcy filing of a major retail customer and $1.4 million of expenses associated with litigation matters. Payroll and benefits expenses increased 43.8%, or $10.7 million, due to an increase in employee headcount to support planned growth. Included in the increase in payroll and benefits is increased share-based compensation of $1.3 million. Depreciation and amortization expense increased $4.2 million as a result of increased investments for international operational growth, product design, fixtures and the acquisition of certain intangible assets related to our acquisition of the distribution rights in Europe in August 2011. As a percentage of net sales, selling, general and administrative expenses increased to 33.4% in 2012 from 31.6% in 2011.

Income from Operations

As a result of the factors above, income from operations decreased $0.7 million, or 1.6%, to $41.5 million in 2012 from $42.2 million in 2011. Income from operations as a percentage of net sales decreased 4.2 percentage points to 13.9% in 2012 from 18.1% in 2011.

Other Expense

Other expense in 2012 primarily consisted of foreign currency transaction losses. For 2011, other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010 and June 30, 2011. The amount became fixed at $3.8 million upon the consummation of our IPO and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011.

Interest Expense

Interest expense decreased $6.9 million to $0.6 million in 2012 from $7.5 million in 2011. Included in interest expense in 2011 was an expense of $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred upon the consummation of our IPO. All long-term debt was repaid with the proceeds of our IPO in July 2011 or was converted to common stock. In addition, as of December 31, 2012 there were no borrowings outstanding on the revolving credit facility compared to $9.9 million outstanding as of December 31, 2011.

Income Taxes

Income taxes were $14.6 million in 2012 compared to $14.3 million in 2011. Our effective tax rate for 2012 and 2011 was 36.0% and 43.5%, respectively. The decrease in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second and third contingent payments pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes in 2011. The rate also decreased due to a higher proportionate level of income in countries with lower statutory rates. In addition, we had a higher level of disqualifying dispositions and lower share based compensation expense related to incentive stock options in 2012. We expect our effective tax rate will continue to fluctuate significantly on a quarterly basis depending upon the proportionate levels of income in countries with lower statutory rates compared to countries with higher statutory rates.

Net Income

As a result of the factors above, net income increased $7.2 million to $25.8 million in 2012 from net income of $18.6 million in 2011.

Noncontrolling Interest

Noncontrolling interest consists of net income from our Mexico joint venture that is attributable to the other partner in the joint venture.

Preferred Stock Dividends

Preferred stock dividends were immaterial in 2011 and there were no preferred stock dividends in 2012.

Net Income Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. increased $7.3 million to $25.9 million from $18.6 million in 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales

Net sales increased $71.9 million, or 44.8%, to $232.5 million in 2011 from $160.6 million in 2010. The domestic net sales increase was driven by increased sales to existing retail customers as well as the addition of new retailers. Sales to our top ten domestic customers increased 29.9% and accounted for approximately 46.1% of net sales in 2011 versus 51.3% in 2010.

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

Gross Profit

Gross profit increased $30.0 million, or 35.1%, to $115.5 million in 2011 from $85.5 million in 2010. Gross profit as a percentage of net sales, or gross margin, decreased 3.5 percentage points to 49.7% in 2011 from 53.2% in 2010. The decrease was primarily a result of a shift in sales mix to lower margin products. The decrease in gross margin was also a result of the sale of inventory that was acquired from Astro Gaming, Inc. and

Kungsbacka 57 AB that was recorded at fair value under the acquisition method of accounting. Excluding the $0.8 million increase in cost of goods sold for Astro Gaming, Inc. related to the step-up in fair of inventory in acquisition accounting, gross margin would have been 50.1%.

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

Other Expense

Other expense decreased $12.8 million, or 87.9%, to $1.8 million in 2011 from $14.6 million in 2010. The 2011 other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010. The amount became fixed at $3.8 million upon the consummation of our IPO in July 2011 and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011. We also recorded net losses resulting from foreign exchange transactions of $0.4 million in 2011. The 2010 amount of other expense consisted of $14.6 million resulting from recording the fair value of amounts payable to non-employee stockholders as additional consideration pursuant to the securities purchase and redemption agreement.

Interest Expense

Interest expense decreased $0.9 million to $7.5 million in 2011 from $8.4 million in 2010. Interest expense decreased by approximately $3.3 million due to the elimination of all long term debt in July of 2011. All long-term debt was paid with the IPO proceeds or was converted to common stock. This decrease was offset by an increase in interest expense of $2.2 million related to the second contingent payment paid pursuant to the securities purchase and redemption agreement that was incurred in connection with the IPO. Because this obligation had a stated term and no stated interest rate, it was recorded at its net present value of $15.1 million as of December 31, 2010 using an implied interest rate of 5%. As of July 19, 2011, when the IPO became effective, the amount payable was accreted to its stated value of $17.5 million. The amount payable was paid on July 29, 2011.

Income Taxes

Income taxes were $14.3 million in 2011 compared to $4.7 million in 2010. Our effective tax rate for 2011 and 2010 was 43.5% and (92.3%), respectively. The change in the effective income tax rate is primarily due to the difference between the book and tax treatment of incentive stock options and the expenses related to the second contingent payment and third contingent payment pursuant to the securities purchase and redemption agreement which were not deductible for tax purposes. The effective tax rate in 2011 differs from the U.S. federal statutory rate of 35% primarily due to incentive stock options and expenses incurred during the year related to the IPO that were not deductible for tax purposes. The amounts incurred in 2011 that were not tax deductible consisted of a $2.2 million expense related to the second contingent payment pursuant to the securities purchase and redemption agreement and a $1.4 million expense related to the third contingent payment pursuant to the securities purchase and redemption agreement that were incurred in connection with the closing of the IPO.

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

Net Income (Loss) Attributable to Skullcandy, Inc.

As a result of the factors above, net income attributable to Skullcandy, Inc. increased $28.3 million to $18.6 million from $9.7 million in 2010.

2011 Segment Information

Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. As a result, the 2011 segment data is not comparable to 2010 as there was only one segment until August 26, 2011. Following the acquisition we began to operate in two segments –North America and International. Included in the North America segment in 2011 are international net sales of $33.8 million that represent products that were sold from North America to retailers and distributors in other countries, including Europe, prior to the acquisition of Kungsbacka 57 AB on August 26, 2011. The North America segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States, and Mexico (through our joint venture). The international segment includes activity from August 26, 2011 through December 31, 2011 and primarily includes Skullcandy product sales generated from customers in Europe that are served by our European operations. Net sales in North America and international were $218.4 million and $14.0 million, respectively. Gross profit in North America and international was $109.6 million and $5.9 million, respectively. Gross margin in North America and international was 50.2% and 42.0%, respectively. The lower gross margin in the international segment was primarily a result of the sale of inventory that was acquired from Kungsbacka 57 AB that was recorded at fair value under the acquisition method of accounting. Operating income in North America and International was $38.9 million and $3.2 million. For further discussion of the changes in net sales, gross profit and income from operations, see explanations above.

Selected Quarterly Financial Data (Unaudited)

The following table sets forth our unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2012. The information for each quarter is derived from our unaudited interim consolidated financial statements, which we have prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
	(in thousands, except share and per share data)
Net sales	$100,970	$71,000	$72,436	$53,280	$83,413	$60,641	$52,397	$36,018
Cost of goods sold	55,815	36,886	36,769	27,296	41,786	31,843	25,598	17,703

Gross profit	45,155	34,114	35,667	25,984	41,627	28,798	26,799	18,315
Selling, general and administrative expenses	27,492	23,494	23,950	24,500	21,183	20,571	17,225	14,399

Income from operations	17,663	10,620	11,717	1,484	20,444	8,227	9,574	3,916
Other (income) expense	(139)	219	421	(48)	45	1,734	(5)	(13)
Interest expense	186	184	147	124	84	334	397	274
Interest expense-related party	—	—	—	—	—	2,767	1,893	1,724

Income before income taxes	17,616	10,217	11,149	1,408	20,315	3,392	7,289	1,931
Income tax (benefit) expense	6,183	3,782	4,342	267	7,983	2,440	3,031	852

Net income	11,433	6,435	6,807	1,141	12,332	952	4,258	1,079
Net loss (income) attributable to noncontrolling interests	30	57	—	(24)	(11)	7	—	—
Preferred stock dividends	—	—	—	—	—	—	(8)	(9)

Net income attributable to Skullcandy, Inc.	$11,463	$6,492	$6,807	$1,117	$12,321	$959	$4,250	$1,070

Net income per common share attributable to Skullcandy, Inc.
Basic	$0.42	$0.24	$0.25	$0.04	$0.45	$0.04	$0.30	$0.08
Diluted	0.41	0.23	0.24	0.04	0.44	0.04	0.22	0.05
Weighted average common shares outstanding
Basic	27,593,290	27,461,021	27,339,599	27,281,753	27,241,718	24,427,591	14,248,276	14,177,352
Diluted	27,848,927	28,130,470	28,005,190	27,942,313	27,968,585	26,262,943	19,755,269	19,676,916

Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. In 2012, approximately 57.8% of our net sales, 56.3% of our gross profit and 68.2% of our income from operations were generated in the second half of the year. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year. As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically borrowed under our credit facility.

Selling, general and administrative expenses in the fourth quarter 2012 include $1.5 million of expenses related to the bankruptcy filing of a major retail customer and $0.7 million of expenses associated with the settlement of a patent litigation matter.

Selling, general and administrative expenses in the first quarter 2012 include $0.7 million of legal expenses related to a lawsuit and legal settlement with Monster Cable Products, Inc.

Selling, general and administrative expenses in the fourth quarter 2011 include $1.3 million of legal and settlement expenses related to a lawsuit and legal settlement with Monster Cable Products, Inc.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash and cash equivalents at beginning of year	$23,302	$6,462	$1,732
Net cash provided by operating activities	13,542	28,803	16,633
Net cash used in investing activities	(10,719)	(37,052)	(2,939)
Net cash provided by (used in) financing activities	(6,813)	25,114	(8,964)
Effect of exchange rate changes on cash and cash equivalents	33	(25)	—

Cash and cash equivalents at end of year	$19,345	$23,302	$6,462

Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.

In 2012, net cash provided by operating activities was $13.5 million and consisted of net income of $25.8 million plus $16.3 million for non-cash items, less $28.6 million for working capital and other activities. Non-cash items consisted primarily of $6.2 million of depreciation and amortization, $3.6 million for the provision for doubtful accounts and $6.6 million of stock-based compensation expense. Working capital and other activities consisted primarily of increases in accounts receivable of $29.3 million, a decrease in accrued liabilities of $4.0 million partially offset by a decrease in prepaid expenses and other of $2.7 million and a decrease in inventories of $2.4 million.

In 2011, net cash provided by operating activities was $28.8 million and consisted of net income of $18.6 million plus $15.2 million for non-cash items, less $5.0 million for working capital and other activities. Non-cash items consisted primarily of $2.0 million of depreciation and amortization, $0.8 million of deferred income taxes, $6.6 million of noncash interest expense and $5.2 million of stock-based compensation expense. Working capital and other activities, net of effects of acquisitions, consisted primarily of increases in accounts receivable of $4.2 million, inventory of $14.0 million and prepaid expenses and other of $4.6 million, partially offset by increases in accounts payable of $7.6 million, income taxes payable of $8.5 million and accrued liabilities and other current liabilities of $1.7 million.

In 2010, net cash provided by operating activities was $16.6 million and consisted of net loss of $9.7 million plus $44.7 million for non-cash items, less $18.4 million for working capital and other activities. Non-cash items consisted primarily of $17.5 million in expenses pursuant to our management incentive plan and $17.5 million of additional consideration payable to certain stockholders pursuant to the securities purchase and redemption agreement. Working capital and other activities consisted primarily of increases in accounts receivable of $19.8 million, inventory of $4.7 million, prepaid expenses and other of $3.5 million and income taxes payable of $4.5 million, partially offset by increases in accounts payable of $8.2 million and in accrued liabilities and other current liabilities of $5.9 million.

Net Cash Used in Investing Activities.

In 2012, net cash used in investing activities consisted of $10.5 million for purchase of property and equipment and $0.2 million for the purchase of intangible assets.

In 2011, net cash used in investing activities consisted of $7.6 million for purchase of property and equipment, $10.8 million for the acquisition of Astro Gaming, Inc. and $18.6 million for the acquisition of Kungsbacka 57 AB.

In 2010, net cash used in investing activities relates almost entirely to purchase of property and equipment.

Net Cash Provided by (Used in) Financing Activities.

In 2012, net cash used in financing activities was $6.8 million and consisted of net repayments on our bank line of credit of $9.9 million, proceeds from exercise of stock options of $2.4 million and the related income tax benefit of $0.7 million.

In 2011, net cash provided by financing activities was $25.1 million and consisted of proceeds from issuance of common stock, net of issuance costs, of $69.9 million, repayments of long term debt of $46.8 million, repayments on our bank line of credit of $0.9 million, proceeds from exercise of stock options of $1.1 million and the related income tax benefit of $1.2 million and a capital contribution by our joint venture partner of $0.6 million.

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

Indebtedness

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At December 31, 2012, there were no borrowings outstanding and we had $27.8 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.5%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At December 31, 2012, we were in compliance with all financial covenants.

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

On March 6, 2012, we entered into a second amendment to the revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures to $12.0 million.

On January 25, 2013, we entered into a third amendment to the revolving credit and security agreement. The amendment allows for us to buy back up to $28.0 million of our outstanding common stock.

Contractual Obligations and Commitments

The following table summarizes, as of December 31, 2012, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Operating lease obligations	$4,811	$1,558	$2,451	$791	$11
Sponsorship agreements	2,901	1,456	1,414	31	—
Other contractual obligations	14,644	6,225	8,419	—	—

Total	$22,356	$9,239	$12,284	$822	$11

We lease office space under non-cancelable operating leases. The leases expire at various dates through 2018, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.

We have contractual relationships with certain of our sponsored athletes, DJs, musicians and artists, whereby we compensate them for promoting our products or pay them a royalty on sales of their signature headphones. Sponsorship arrangements are typically structured to give our sponsored team members financial incentives to maintain a highly visible profile with our products. Our contracts typically have a one-to three-year term, and grant us a license for the use of their names and likenesses, and typically require them to maintain exclusive association with our headphones. In turn, we agree to make cash payments to our sponsored team members for wearing our products during various public appearances, in magazine shoots and on the podium after certain competitive victories. In addition to cash payments, we also generally provide limited complimentary products for their use, and reimburse certain travel expenses incurred in conjunction with promoting our products.

Our other contractual obligations consist of warehouse distribution services with our third party supply chain providers.

Indemnification

We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012.

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

Revenue Recognition and Sales Returns and Allowances

Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain international customers. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition based on historical experience. We have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.

Accounts Receivable

Throughout the year, we perform credit evaluations of our retailers and distributors, and we adjust credit limits based on payment history and the retailer’s or distributor’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience and any specific customer collection issues that have been identified. The Company records a specific reserve for individual accounts when the Company becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customer change, the Company would further adjust estimates of the recoverability of receivables. Bad debt expense is reported as a component of selling, general and administrative expenses. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our retailers or distributors could have an adverse impact on our profits.

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

Long-Lived Assets Including Goodwill and Intangible Assets

We review property and equipment and certain identifiable intangible assets, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during 2012, 2011 and 2010.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill or intangible asset impairment charges in 2012, 2011 and 2010.

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

We estimate the expected term of employee options using the average of the time-to-vesting and the contractual term. We derive our expected volatility from the historical volatilities of several public companies within our industry because we have little information on the volatility of the price of our common stock since we have no trading history prior to our IPO on July 19, 2011. When making the selections of our industry peer companies to be used in the volatility calculation, we also considered the stage of development, size and financial leverage of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. Our expected dividend rate is zero, as we have never paid any dividends on our common stock and do not anticipate any dividends in the foreseeable future. We base the risk-free interest rate on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to each grant’s expected life.

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

Performance-based restricted stock units (PSUs) vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. If a performance goal is not met or is not expected to be met, we do not recognize expense on the number of the PSUs that are not expected to vest, and we reverse any previously recognized compensation expense on those PSUs in the period that expectations change.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At December 31, 2012, there were no borrowings outstanding and we had $27.8 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility as of December 31, 2012, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of December 31, 2012 was a liability of $0.1 million compared to an asset of $0.2 million as of December 31, 2011.

The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $2.1 million as of December 31, 2012 compared with a decrease of approximately $1.4 million as of December 31, 2011. If adjustments for credit risk were to be included, the decrease would be smaller.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(F) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of our annual consolidated financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Skullcandy, Inc.

We have audited Skullcandy Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Skullcandy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Skullcandy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skullcandy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012 of Skullcandy, Inc. and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 13, 2013

Item 9B.	Other Information.

None.

PART III

We are incorporating by reference the information required by Part III of this annual report from our proxy statement relating to our 2013 annual meeting of stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after December 31, 2012.

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

PART IV

Item 15.	Exhibits, Consolidated Financial Statements and Financial Statement Schedules.

Documents filed as part of this annual report include:

1.	Consolidated Financial Statements. We have filed the consolidated financial statements listed in the index to Consolidated Financial Statements, Schedules and Exhibits on page F-1 as part of this annual report on Form-10K.

2.	Financial Statement Schedules and Other. All financial statement schedules have been omitted because they are not applicable, not material or the required information is shown in the consolidated financial statements or the notes thereto.

3.	Exhibits. The exhibits listed below are filed as part of this annual report on Form 10-K.

4.	(A) Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Skullcandy, Inc. (incorporated by reference to Exhibit 3.3 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

3.2	Amended and Restated Bylaws of Skullcandy, Inc. (incorporated by reference to Exhibit 3.5 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

4.2A	Security Holders Agreement, dated November 28, 2008, by and among Skullcandy, Inc., the security holders listed on Exhibit A thereto and Goode Skullcandy Holdings LLC (incorporated by reference to Exhibit 4.2 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

4.2B	Amendment to Security Holders Agreement, dated June 16, 2011, by and among Skullcandy, Inc. and the investors listed on the signature pages thereto (incorporated by reference to Exhibit 4.2(B) to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

4.3	Modification Agreement, dated December 31, 2010, by and among Skullcandy, Inc., the selling holders listed thereto and Goode Skullcandy Holdings LLC (incorporated by reference to Exhibit 4.3 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.1	Revolving Credit and Security Agreement, dated August 31, 2010, by and among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as a borrower thereto from time to time (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.2	First Amendment and Waiver to Revolving Credit and Security Agreement, dated October 25, 2011, by and among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as a borrower thereto from time to time (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on October 21, 2011)

10.3	Amendment to Revolving Credit and Security Agreement, dated March 6, 2012, by and among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as a borrower thereto from time to time (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on March 8, 2012)

10.4	Third Amendment to Revolving Security Agreement, dated January 25, 2013, by an among PNC Bank, National Association, UPS Capital Corporation, Skullcandy, Inc. and the other persons joined as borrower thereto from time to time (incorporated by reference to Exhibit 10.1 go Skullcandy, Inc.’s Current Report on Form 8-K, filed on January 28, 2013)

10.5	Lease Agreement, dated August 27, 2007, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.8 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.6	Lease Addendum No. 1, dated June 18, 2008, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.9 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.7	Lease Addendum No. 2, dated July 21, 2010, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.10 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.8	Lease Addendum No. 3, dated September 2, 2010, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.11 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

Exhibit No.	Description of Exhibit

10.9	Lease Addendum No. 5, dated November 16, 2012, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C.

10.10	Master Services Agreement, dated July 16, 2010, by and between Skullcandy, Inc. and UPS Supply Chain Solutions, Inc. (incorporated by reference to Exhibit 10.12 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.11	2005 Stock Plan (incorporated by reference to Exhibit 10.13 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.12	Form of Stock Option Agreement under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.12A	Form of Stock Option Agreement under the 2005 Stock Plan — With Early Exercise Option (incorporated by reference to Exhibit 10.14(B) to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.13	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.14	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.15	2011 Incentive Award Plan (incorporated by reference to Exhibit 10.17 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.16	Form of Stock Option Agreement under the 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.17	Board of Directors Services Agreement, dated March 21, 2011, by and between Skullcandy, Inc. and Richard Alden (incorporated by reference to Exhibit 10.20 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on April 28, 2011)

10.18	Separation and Release Agreement, by and between Skullcandy, Inc. and Jeremy Andrus (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on form 8-K, filed on February 8, 2013)

10.19	Offer letter, dated September 2, 2010, by and between Skullcandy, Inc. and Aaron Behle (incorporated by reference to Exhibit 10.22 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on June 1, 2011)

10.20	Separation Agreement, dated March 5, 2012, by and between Skullcandy, Inc. and Mitch Edwards (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on March 5, 2012)

10.21	Offer letter, dated September 14, 2012, by and between Skullcandy, Inc. and Kyle Wescoat

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.23	Offer letter, dated July 16, 2012, by and between Skullcandy, Inc., and Sam Paschel

10.24	Share Purchase Agreement, dated August 26, 2011, by and among Skullcandy, Inc., Skullcandy International AG, and 57 North AB (incorporated by reference to Exhibit 2.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on August 31, 2011)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 18, 2011)

Exhibit No.	Description of Exhibit

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

SKULLCANDY, INC.

By:	/s/ KYLE WESCOAT
Kyle Wescoat
Chief Financial Officer

March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2013.

SIGNATURE	TITLE

/s/ RICK ALDEN Rick Alden	Interim Chief Executive Officer and Director

/s/ KYLE WESCOAT Kyle Wescoat	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ JEFF KEARL Jeff Kearl	Chairman of the Board

/s/ DOUG COLLIER Doug Collier	Director

/s/ SCOTT OLIVET Scott Olivet	Director

/s/ GREG WARNOCK Greg Warnock	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Skullcandy, Inc.

We have audited the accompanying consolidated balance sheets of Skullcandy, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skullcandy, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Skullcandy, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

March 13, 2013

SKULLCANDY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19,345	$23,302
Accounts receivable, net	76,307	50,616
Inventories	41,567	43,975
Prepaid expenses and other current assets	5,604	8,499
Deferred taxes	2,943	3,978

Total current assets	145,766	130,370
Property and equipment, net	16,000	10,294
Intangibles	12,481	13,678
Goodwill	13,867	13,867
Deferred financing fees	161	402

Total assets	$188,275	$168,611

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,887	$23,206
Accrued liabilities	21,047	25,100
Bank line of credit	—	9,884

Total current liabilities	43,934	58,190
Deferred taxes	2,219	3,609
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2012 and 2011, respectively.	—	—
Common stock, par value $0.0001 per share; 200,000,000 shares authorized, 32,525,766 shares issued and 27,699,364 shares outstanding at December 31, 2012; 200,000,000 shares authorized, 32,082,293 shares issued and 27,255,891 shares outstanding at December 31, 2011, respectively	3	3
Treasury stock, 4,826,402 shares at cost at December 31, 2012 and 2011	(43,294)	(43,294)
Additional paid-in capital	128,676	119,042
Accumulated other comprehensive income (loss)	(22)	118
Retained earnings	56,218	30,339

Total Skullcandy stockholders’ equity	141,581	106,208
Noncontrolling interests	541	604

Total stockholders’ equity	142,122	106,812

Total liabilities and stockholders’ equity	$188,275	$168,611

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$297,686	$232,469	$160,583
Cost of goods sold	156,766	116,930	75,078

Gross profit	140,920	115,539	85,505
Selling, general and administrative expenses	99,436	73,378	67,602

Income from operations	41,484	42,161	17,903
Other expense	453	1,761	14,556
Interest expense	641	1,089	1,545
Interest expense—related party	—	6,384	6,842

Income (loss) before income taxes and noncontrolling interests	40,390	32,927	(5,040)
Income taxes	14,574	14,306	4,653

Net income (loss)	25,816	18,621	(9,693)
Net loss (income) attributable to noncontrolling interests	63	(4)	—
Preferred stock dividends	—	(17)	(30)

Net income (loss) attributable to Skullcandy, Inc.	$25,879	$18,600	$(9,723)

Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.94	$0.93	$(0.69)
Diluted	0.92	0.79	(0.69)
Weighted average common shares outstanding
Basic	27,405,017	20,078,579	14,001,358
Diluted	27,980,983	23,573,962	14,001,358

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

	Twelve Months Ended December 31,
	2012	2011	2010
Net income (loss)	$25,816	$18,621	$(9,693)
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax effect of $78 and ($20) for the twelve months ended December 31, 2012 and 2011, respectively	(224)	181	—
Foreign currency translation adjustment	84	(63)	—

Comprehensive income (loss)	25,676	18,739	(9,693)
Comprehensive loss (income) attributable to noncontrolling interests	63	(4)	—

Comprehensive income (loss) attributable to Skullcandy, Inc.	$25,739	$18,735	$(9,693)

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands of dollars)

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Skullcandy Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2010	321,710	2,534	13,815,354	1	(43,294)	3,396	—	21,462	(18,435)	—	(18,435)
Net loss	—	—	—	—	—	—	—	(9,693)	(9,693)	—	(9,693)
Exercise of stock options	—	—	292,418	—	—	284	—	—	284	—	284
Vesting of restricted stock	—	—	43,386	—	—	41	—	—	41	—	41
Stock-based compensation	—	—	—	—	—	4,764	—	—	4,764	—	4,764
Dividends accrued	—	—	—	—	—	—	—	(30)	(30)	—	(30)
Tax benefit related to stock options	—	—	—	—	—	712	—	—	712	—	712

Balance at December 31, 2010	321,710	2,534	14,151,158	1	(43,294)	9,197	—	11,739	(22,357)	—	(22,357)
Net income	—	—	—	—	—	—	—	18,617	18,617	4	18,621
Exercise of stock options	—	—	557,134	—	—	1,140	—	—	1,140	—	1,140
Vesting of restricted stock	—	—	11,088	—	—	32	—	—	32	—	32
Stock-based compensation	—	—	—	—	—	5,243	—	—	5,243	—	5,243
Dividends accrued	—	—	—	—	—	—	—	(17)	(17)	—	(17)
Tax benefit related to stock options	—	—	—	—	—	1,171	—	—	1,171	—	1,171
Issuance of common stock, net of issuance costs	—	—	4,166,667	1	—	69,901	—	—	69,902	—	69,902
Conversion of convertible note into common stock	—	—	3,862,124	1	—	29,824	—	—	29,825	—	29,825
Conversion of redeemable convertible preferred stock into common stock	(321,710)	(2,534)	4,507,720	—	—	2,534	—	—	2,534	—	2,534
Unrealized gain on foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	181	—	181	—	181
Foreign currency translation	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Partner contributions in noncontrolling interests	—	—	—	—	—	—	—	—	—	600	600

Balance at December 31, 2011	—	$—	27,255,891	$3	(43,294)	$119,042	$118	$30,339	$106,208	$604	$106,812
Net income	—	—	—	—	—	—	—	25,879	25,879	(63)	25,816
Exercise of stock options	—	—	443,473	—	—	2,366	—	—	2,366	—	2,366
Stock-based compensation	—	—	—	—	—	6,563	—	—	6,563	—	6,563
Tax benefit related to stock options	—	—	—	—	—	705	—	—	705	—	705
Unrealized loss on foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	(224)	—	(224)	—	(224)
Foreign currency translation	—	—	—	—	—	—	84	—	84	—	84
Balance at December 31, 2012	—	$—	27,699,364	$3	(43,294)	$128,676	$(22)	$56,218	$141,581	$541	$142,122

See accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$25,816	$18,621	$(9,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,220	2,031	677
Loss on disposal of property and equipment	7	123	—
Provision for doubtful accounts	3,617	333	2,371
Deferred income taxes	(355)	805	(2,580)
Noncash interest expense	241	6,643	4,513
Amounts payable in connection with management incentive bonus	—	—	17,500
Change in value of derivatives related to stockholder payables	—	—	17,500
Stock-based compensation expense	6,563	5,243	4,764
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(29,287)	(4,219)	(19,778)
Inventories	2,433	(13,966)	(4,703)
Prepaid expenses and other	2,679	(4,633)	(3,497)
Accounts payable	(343)	7,616	8,198
Accrued liabilities	(4,049)	10,206	1,361

Net cash provided by operating activities	13,542	28,803	16,633
Investing activities
Purchase of property and equipment	(10,475)	(7,559)	(2,626)
Purchase of intangible assets	(244)	(31)	(313)
Business acquisitions	—	(29,462)	—

Net cash used in investing activities	(10,719)	(37,052)	(2,939)
Financing activities
Net borrowings (repayments) on bank line of credit	(9,884)	(919)	10,800
Repayment of long-term debt	—	(46,780)	(20,711)
Debt issuance costs	—	—	(50)
Proceeds from issuance of common stock, net of issuance costs	—	69,902	—
Capital contribution by joint venture partner	—	600	—
Proceeds from exercise of stock options and warrants	2,366	1,140	285
Income tax benefit related to exercise of stock options	705	1,171	712

Net cash provided by (used in) financing activities	(6,813)	25,114	(8,964)

Effect of exchange rate changes on cash and cash equivalents	33	(25)	—
Net increase (decrease) in cash and cash equivalents	(3,957)	16,840	4,730
Cash and cash equivalents, beginning of year	23,302	6,462	1,732

Cash and cash equivalents, end of year	$19,345	$23,302	$6,462

Supplemental cash flow information:
Cash paid for interest	$184	$6,700	$4,337
Cash paid for income tax	15,112	3,842	11,018

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of the Business

Skullcandy, Inc., a Delaware corporation (the “Company”), is a global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands.

2.	Summary of Significant Accounting Policies

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the results of a joint venture in Mexico. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). The Company entered into a joint venture in Mexico on September 19, 2011. The Company has the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings of operations which are applicable to the other noncontrolling partner, have been classified as noncontrolling interests in the accompanying financial statements.

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

	Net Sales Customer A	Net Sales Customer B	Net Sales Customer C
For the year ended December 31, 2012	*	*	14%
For the year ended December 31, 2011	*	*	13%
For the year ended December 31, 2010	15%	11%	12%

*Indicates	less than 10% of net sales for the period.

Customer C accounted for 25% and 16% of the Company’s accounts receivable as of December 31, 2012 and 2011, respectively. No other single customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2012 and 2011.

The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

In 2012 and 2011, substantially all of the Company’s products were manufactured in China.

Allowance for Doubtful Accounts—As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for and records an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, specific identification of uncollectible accounts and whether the Company has obtained credit insurance. The Company records a specific reserve for individual accounts when the Company becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customer change, the Company would further adjust estimates of the recoverability of receivables. The Company’s payment terms are typically net 30 with terms up to net 120 for certain international distributors. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. In the event the Company determines that a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made.

Inventories—Inventories consist mainly of headphones and other audio accessories and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it reduces inventory for such difference as a charge to cost of goods sold to reflect the lower of cost or market. As of December 31, 2012 and 2011, the Company had recorded a reduction for excess and obsolete inventory of approximately $951,000 and $721,000, respectively. As of December 31, 2012 and 2011, substantially all of the Company’s inventory was comprised of finished goods.

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

Long-Lived Assets Including Goodwill and Intangible Assets—Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded as expense over the estimated useful lives of the assets which range from three to seven years, or the remaining lease term, if shorter. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in net income for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2012, 2011 and 2010.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, the Company did not have goodwill. The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and indefinite lived intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or indefinite lived intangible asset impairment charges in the years ended December 31, 2012, 2011 and 2010.

The Company amortizes its intangible assets with definite lives over their estimated useful lives using the straight-line method and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging between three and eight years. The Company has certain intangible assets related to the registration of trademarks and domain names in the United States and internationally. Costs incurred to renew or extend the term of these intangible assets are capitalized. As these assets have no identifiable useful lives, no amortization is taken on these assets. Instead they are reviewed annually for impairment as long-lived assets.

Accrued Liabilities—Accrued liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Income taxes payable	$6,062	$7,013
Sales returns and allowances	4,069	4,199
Accrued payroll and benefits	2,416	1,823
Accrued co-op advertising	2,273	1,946
Warranty accrual	1,207	1,559
Sales commissions	1,044	2,130
Other accrued liabilities	3,976	6,430

Accrued liabilities	$21,047	$25,100

Revenue Recognition and Sales Returns and Allowances—Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Net sales for online purchases are recognized when products are shipped from the Company’s distribution facilities. Generally, the Company extends credit to its retailers and distributors and does not require collateral. The Company records reductions to sales for estimated product returns, allowances, pricing adjustments and discounts. Estimates of these items are based on actual experience and the terms of agreements with customers and are recorded at the time sales are recognized or when circumstances change resulting in a change in estimated returns. The Company has entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. The Company has executed an open return program with a major retailer allowing for an unlimited amount of returns.

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

Activity in the warranty accrual balance, which is included in accrued liabilities on the consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2010	698
Warranty Claims	(1,200)
Warranty Costs Accrued	2,061

Balance at December 31, 2011	$1,559
Warranty Claims	(1,166)
Warranty Costs Accrued	814

Balance at December 31, 2012	$1,207

Deferred Debt Issuance Costs—Deferred debt issuance costs relate to fees incurred to obtain and amend loans and revolving credit facilities. These costs are being amortized to interest expense over the life of the debt based on the effective interest method. Amortization expense related to deferred debt issuance costs was approximately $241,000, $525,000 and $792,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising Costs—The Company expenses all advertising costs as they are incurred. The Company records co-op advertising as contra-revenue unless identifiable value that is separable from the customer’s purchase is provided in which case it is recorded as advertising expense. Advertising costs were approximately $8,732,000, $9,223,000 and $5,324,000 for the years ended December 31, 2012, 2011 and 2010. The Company has certain sponsorship arrangements with athletes and musicians. The terms of these arrangements are generally short term in nature. The Company recognizes the expense associated with contractual sponsorships in accordance with the terms of the contract. Various sponsorship arrangements specify a payment upon consummation of the contract as well as monthly installments. Prepayments are expensed ratably over the term of the contract. Other sponsorship arrangements specify a payment based on discrete performance criteria, such as a podium appearance, and are expensed upon achievement of the performance criteria. Amounts capitalized on the balance sheet as prepayments were $416,000 as of December 31, 2012 and immaterial in 2011. Amounts paid to individuals and teams for contractual sponsorships were approximately $1,566,000, $870,000 and $496,000 for the years ended December 31, 2012, 2011 and 2010, respectively (See Note 13 for a further description).

Net Income (Loss) Per Share—Basic net income (loss) per common share attributable to Skullcandy, Inc. is computed by dividing the net income (loss) attributable to Skullcandy, Inc. for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share attributable to Skullcandy, Inc. reflects the effects of potentially dilutive securities, which consist of preferred stock, convertible note, warrants, unvested restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share attributable to Skullcandy, Inc. is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$25,879	$18,600	$(9,723)

Denominator
Weighted average common stock outstanding for basic net income per common share	27,405	20,079	14,001
Effect of dilutive securities—preferred stock	—	2,470	—
Effect of dilutive securities—warrants, unvested restricted stock and stock options	576	1,025	—

Weighted average common shares and dilutive securities outstanding	27,981	23,574	14,001

For the years ended December 31, 2012, 2011 and 2010, 2,523,495, 2,473,977 and 11,849,782 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (“PSUs”) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of December 31, 2012 and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 270,133 as of December 31, 2012. These amounts were also excluded from the computation of anti-dilutive securities. There were no PSUs outstanding as of December 31, 2011.

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

Foreign Currency—The Company translates the financial statements of its international subsidiaries that have the local currency as their functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. The Company recorded $84,000 and $63,000 of net translation losses in 2012 and 2011. The Company records net gains and losses resulting from foreign exchange transactions as a component of other expense. These gains and losses are net of those realized on foreign exchange contracts. The Company recorded foreign exchange transaction losses of $611,000 and $364,000 in 2012 and 2011. There were no gains or losses resulting from foreign exchange transactions in 2010.

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

Reclassifications—Certain reclassifications have been made to the prior period balances to conform to the 2012 presentation.

3.	Allowance for Doubtful Accounts and Sales Returns

Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2009	$1,475	$1,714
Provision	2,371	11,971
Deductions	(843)	(10,740)

Balance, December 31, 2010	3,003	2,945
Provision	333	15,178
Assumed in acquisition of Kungsbacka 57 AB	—	375
Deductions	(2,737)	(14,299)

Balance, December 31, 2011	599	4,199
Provision	3,617	19,984
Deductions	(1,655)	(20,114)

Balance, December 31, 2012	$2,561	$4,069

4.	Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Cost:
Leasehold improvements	$3,185	$1,706
Furniture and fixtures	7,518	3,355
Other equipment	6,931	4,973
Computer equipment and software	5,104	2,809
Vehicles	174	151

	22,912	12,994
Less accumulated depreciation	(6,912)	(2,700)

Property and equipment, net	$16,000	$10,294

Depreciation expense related to property and equipment was $4,779,000, $1,637,000 and $677,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The trade/brand name of $2,200,000 has an indefinite life. Goodwill of $6,805,000 will be amortized over 15 years for tax purposes. Net sales related to Astro Gaming were $10,052,000 from the date of acquisition through December 31, 2011.

On August 26, 2011, the Company completed its purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North AB, for $18,625,000. The purchase was made by Skullcandy International GmbH (formerly Skullcandy International AG), a wholly owned subsidiary of the Company. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. Kungsbacka 57 AB was purchased to allow the Company to take direct control of its European business, which the Company expects will allow it to capture sales that would otherwise have been earned by 57 North AB and to accelerate the Company’s growth in this region through a rejuvenated marketing and brand building campaign. The Company paid the purchase price using proceeds from the IPO. No cash was acquired in the acquisition. The following table summarizes the identifiable net tangible and intangible assets acquired from Kungsbacka 57 AB (in thousands):

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

Goodwill from both acquisitions relates to expected synergies from combining operations. Proforma net sales and earnings information related to the acquisition of Astro Gaming has not been included as it was not material. Proforma net sales and earnings information related to the acquisition of Kungsbacka 57 AB for 2011 has not been included as it was not practical to obtain historical information.

6.	Goodwill and Intangibles

The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or intangible asset impairment charges in the years ended December 31, 2012, 2011 and 2010. Intangible assets subject to amortization consist principally of amounts assigned to non-compete agreements and customer relationships. The trade/brand name is not subject to amortization. Intangible assets as of December 31, 2012 consist of the following:

	As of December 31, 2012
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-compete agreements	1.7	$430	$191	$239
Customer relationships	6.7	10,850	1,644	9,206
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	836	—	836

Total		$14,316	$1,835	$12,481

	As of December 31, 2011
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-compete agreements	2.7	$430	$47	$383
Customer relationships	9.7	10,850	347	10,503
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	592	—	592

Total		$14,072	$394	$13,678

Aggregate amortization expense for amortizing intangible assets was $1,441,000 and $394,000 for the years ended December 31, 2012 and 2011. There was no amortization expense for amortizing intangible assets in 2010. Estimated annual amortization expense for each of the next five years is as follows:

	2013	2014	2015	2016	2017
	(in thousands)
Estimated annual amortization expense	$1,524	$1,476	$1,381	$1,381	$1,381

7.	Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. The Company’s credit facility contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change the Company’s line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At December 31, 2012 and 2011, total borrowings were $0 and $9,884,000, respectively. At December 31, 2012, the Company had $27,847,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of December 31, 2012, the credit facility carried an interest rate of 4.25%. At December 31, 2012, the Company was in compliance with all financial covenants.

In October 2011, the Company entered into a first amendment and waiver to its revolving credit and security agreement. This amendment increased the amount of allowable capital expenditures to $6,000,000 annually and waived any past non-compliance with the capital expenditure covenant. Under the amendment, the Company may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.00% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows the Company to enter into foreign currency contracts with the lenders to hedge its foreign currency risk.

On March 6, 2012, the Company entered into a second amendment to its revolving credit and security agreement. The amendment provides for an increase in the permitted aggregate annual capital expenditures of the Company to $12,000,000.

On January 25, 2013, the Company entered into a third amendment to its Revolving Credit and Security Agreement. The amendment allows for the Company to buy back up to $28,000,000 of its outstanding common stock.

8.	Income Taxes

Income tax expense consisted of the following components:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$12,379	$11,682	$6,579
State	949	1,306	946
Foreign	1,576	336	—

Total current	14,904	13,324	7,525
Deferred:
Federal	(385)	1,056	(2,565)
State	96	30	(307)
Foreign	(41)	(104)	—

Total deferred	(330)	982	(2,872)

Total provision for income taxes	$14,574	$14,306	$4,653

The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%
State tax, net of federal tax impact	2.1%	2.7%
Change in value of derivative	—	1.4%
Stock-based compensation	1.3%	3.1%
Tax credits	(0.5%)	(0.7%)
Foreign rate differential	(2.4%)	(1.2%)
Nondeductible securities purchase and redemption agreement costs	—	2.7%
Other	0.5%	0.5%

	36.0%	43.5%

Total earnings before income tax expense and noncontrolling interests were comprised of the following:

	December 31,
	2012	2011
	(in thousands)
Domestic operations	33,332	31,223
Foreign operations	7,058	1,704

Earnings before income tax expense and noncontrolling interests	$40,390	$32,927

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Current deferred tax assets:
Bad debt reserve	$313	$223
Obsolete inventory reserve	(141)	269
Allowance for sales returns	1,247	1,365
Warranty reserve	440	505
Compensation accruals	310	652
Uniform capitalization regulations accrual	774	964

Total current deferred taxes	2,943	3,978
Noncurrent deferred tax assets (liabilities):
Fixed assets	(3,057)	(2,945)
Stock compensation	3,578	2,399
Net operating loss	304	—
Amortization	(2,884)	(3,042)
Other	5	(21)

Total noncurrent deferred taxes before valuation allowance	(2,054)	(3,609)

Valuation allowance	(165)	—
Total noncurrent deferred taxes, net of valuation allowance	(2,219)	(3,609)
Total net deferred tax assets	$724	$369

As of December 31, 2012, the Company had $304,000 in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 7 to 10 years. As of December 31, 2012 the Company has established a valuation allowance of $165,000 against the portion of the net operating loss carryovers which are more likely than not to not be realized.

Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse.

The Company has gross unrecognized tax benefits that are accounted for under authoritative guidance for accounting for uncertainty in income taxes. This guidance prescribes a comprehensive model for financial recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under this guidance, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

During the year ended December 31, 2012, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

Balance as of December 31, 2011	$192
Decrease of unrecognized tax benefits taken in prior years	—
Increase in unrecognized tax benefits related to current year	124

Balance at December 31, 2012	$316

The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2012 and 2011, the Company has no significant accrued interest and penalties. As of December 31, 2012, the U.S. Federal statute of limitations remains open for the tax years ended December 31, 2009 and forward. The majority of the state statutes of limitations remain open for the tax years ended December 31, 2009 and forward.

During the years ended December 31, 2012 and 2011, the Company recorded a tax benefit of $705,000 and $1,171,000, respectively directly to equity for excess tax deductions related to stock-based compensation expense.

9.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that the chief operating decision maker at the Company is the Interim Chief Executive Officer and the Chief Financial Officer, collectively. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and international. The North America segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States and Mexico (through the Company’s joint venture). The international segment primarily includes Skullcandy product sales to customers in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the twelve months ended December 31, 2012 and 2011 are net sales of $26,113,000 and $33,814,000 million, respectively that represent products that were sold from North America to retailers and distributors in other countries. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The international segment for the twelve months ended December 31, 2011 only includes activity from August 26, 2011 through December 31, 2011. Information related to the Company’s operating segments is as follows:

	2012	2011
	(in thousands)
Net sales
North America	$250,262	$218,437
International	47,424	14,032

Consolidated	297,686	232,469

Gross profit
North America	117,199	109,639
International	23,721	5,900

Consolidated	140,920	115,539

Income from operations
North America	31,869	38,913
International	9,615	3,248

Consolidated	41,484	42,161

Identifiable assets
North America	134,422	126,465
International	53,853	42,146

Consolidated	188,275	168,611

Long-lived assets
North America	17,439	13,086
International	11,042	10,886

Consolidated	28,481	23,972

Goodwill
North America	6,805	6,805
International	7,062	7,062

Consolidated	$13,867	$13,867

10.	Employee Benefit Plan

The Company maintains a salary deferral 401(k) plan for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $469,000, $371,000 and $114,000 for the years ended December 31, 2012, 2011 and 2010, respectively and the expenses are included in selling, general and administrative expenses.

11.	Stock-Based Compensation

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

Prior to the IPO, the fair value of the common stock that underlies the stock options was historically determined by the board of directors based upon information available to it at the time of grant. Because there was no public market for the common stock prior to the IPO on July 19, 2011, the Company’s board of directors determined the fair value of the Company’s common stock based on an analysis of relevant metrics, including the following: (i) the rights, privileges and preferences of the convertible preferred stock; (ii) the Company’s operating and financial performance; (iii) the hiring of key personnel; (iv) the introduction of new products; (v) the risks inherent in the development and expansion of the Company’s products; (vi) the fact that the stock option grants involve illiquid securities in a private company; (vii) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company; and (viii) an estimated enterprise value determined by applying a consistent multiple to the Company’s earnings before interest, taxes, depreciation and amortization, or EBITDA. In addition, the board of directors obtained periodic valuation studies from an independent third party valuation firm. In performing its valuation analysis, the valuation firm engaged in discussions with management, analyzed historical and forecasted financial statements and reviewed corporate documents. In addition, these valuation studies were based on a number of assumptions, including industry, general economic, market and other conditions that could reasonably be evaluated at the time of the valuation.

The Company recorded $6,563,000, $5,243,000 and $4,764,000 in stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. All stock-based compensation expense is included in selling, general and administrative expenses. The Company has not recorded any stock-based compensation expense on its performance-based restricted stock units as the Company does not believe that it is probable that the performance criteria will be met. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of options granted. The Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Fair value of options granted	$5.46	$8.61	$4.95
Risk-free interest rate	1.17%	2.29%	1.96%
Expected term (in years)	6.1	7.0	6.3
Expected dividend yield	0%	0%	0%
Expected volatility	40.4%	39.5%	43.6%

Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below.

Expected Term—For options granted prior to 2012, options granted generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. For options granted in 2012, options granted generally vest as follows: 25% of the shares vest on each anniversary of the vesting commencement date. Options granted generally expire 10 years from the date of grant. The expected term currently used is calculated based on management’s best estimate of the expected life of the options.

Expected Volatility—Authoritative accounting guidance on stock-based compensation indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. Adequate Company-specific data does not exist for this time period, due to the Company’s IPO in 2011. The volatility variable used is a benchmark of other comparable companies’ volatility rates.

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

Expected Forfeiture Rate—Based on historical experience of option pre-vesting cancellations, the Company has assumed a 2% forfeiture rate for its current options. Under the true-up provisions of the authoritative guidance related to stock-based compensation, the Company will modify the expense if the actual forfeiture rate is different than what the Company estimated.

The unrecognized compensation cost of stock options and restricted stock as of December 31, 2012 was $11,426,000, which is expected to be recognized over the weighted average remaining vesting period of 2.4 years. As of December 31, 2012, there were 622,564 shares of common stock available for future issuances of stock options.

Changes in stock options issued are as follows:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2009	2,021,656	0.03 – 8.44	3.86
Granted	1,833,608	9.62 – 11.99	10.87
Exercised	(292,418)	0.03 – 7.42	0.71
Forfeited	(212,618)	0.37 – 9.62	3.91

Balance at December 31, 2010	3,350,228	0.30 – 11.99	7.97

Granted	1,847,540	16.00 – 20.00	19.27
Exercised	(557,134)	0.30 – 11.99	2.62
Forfeited	(217,227)	1.85 – 20.00	13.47

Balance at December 31, 2011	4,423,407	0.37 – 20.00	13.07
Granted	638,326	8.50 – 16.06	12.85
Exercised	(443,473)	0.37 – 11.99	5.39
Forfeited	(633,821)	5.26 – 20.00	14.33

Balance at December 31, 2012	3,984,439	0.37 – 20.00	13.68	7.6	728,250

Vested	2,224,501	0.37 – 20.00	12.11	6.7	725,793
Unvested	1,759,938	7.42 – 20.00	15.7	8.6	2,457
Exercisable as of December 31, 2012	2,224,501	0.37 – 20.00	12.11	6.7	725,793

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of Company’s common stock as of December 31, 2012.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2012 was approximately $3,143,000, which was the difference between the exercise price of the underlying stock options awards and the estimated fair value of the Company’s common stock on the date of exercise.

Performance-Based Restricted Stock Units

The following table summarizes PSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2012:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2011	—	—

Granted	293,883	12.13
Vested	—	—
Forfeited	(23,750)	12.42

Balance at December 31, 2012	270,133	12.10	9.4

Restricted Stock Units

The following table summarizes RSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2012:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2011	—	—

Granted	52,777	12.06
Vested	—	—
Forfeited	—	—

Balance at December 31, 2012	52,777	12.06	9.7

12.	Financial Derivatives and Hedging Activities

As part of the Company’s overall risk management practices, the Company enters into financial derivatives primarily designed to either hedge foreign currency risks associated with forecasted international sales transactions—“cash flow hedges”; or to mitigate the impact that changes in currency exchange rates have on the amounts due from foreign currency denominated receivables—“foreign currency hedges.”

Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to the Company. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed the Company’s obligation to them. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

Derivatives Designated as Hedging Instruments—Cash Flow Hedges

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

As of December 31, 2012, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	7	€8,775	$11,549
Sell GBP/Buy USD Forward Contract	7	£3,456	5,576

	14		$17,125

These contracts have maturities of six months or less.

The following table summarizes the amount of income or recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2012	2011	2010		2012	2011	2010		2012	2011	2010
Sell EUR/Buy USD Forward Contract	$379	$250	$—	Net sales	$596	$76	$—	Net sales	$(10)	$1	$—
Sell GBP/Buy USD Forward Contract	(158)	39	—	Net sales	(124)	12	—	Net sales	(4)	—	—

	$221	$289	$—		$472	$88	$—		$(14)	$1	$—

The Company expects substantially all of the amounts recorded as a component of accumulated other comprehensive income (deferred losses of $49,000) will be realized in the consolidated statements of operations within the next twelve months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives

The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of December 31, 2012, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€2,800	$3,661
Sell GBP/Buy USD Forward Contract	2	£1,289	2,073

	4		$5,734

These contracts generally have maturities of approximately one month from the trade date.

The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2012	2011	2010
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(74)	$69	$—
Sell GBP/Buy USD Forward Contract	Net sales	(30)	17	—

		$(104)	$86	$—

Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$(41)	$163	$—
Sell GBP/Buy USD Forward Contract	Other income (expense)	(51)	36	—

		$(92)	$199	$—

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

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivatives Asset		Derivative Liabilities
	As of December 31,		As of December 31,
	2012	2011	2012	2011
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$175	$53	$—
Sell GBP/Buy USD Forward Contract	—	27	9	—

	$—	$202	$62	$—

Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$2	$31	$37	$—
Sell GBP/Buy USD Forward Contract	—	1	21	(5)

	$2	$32	$58	$(5)

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

Level 3—Inputs that are both significant to the fair value measurement and unobservable.

The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1) As of December 31,		Significant Other Observable Inputs (Level 2) As of December 31,		Significant Unobservable Inputs (Level 3) As of December 31,		Total Fair Value at As of December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Assets
Derivative Financial Instruments	$—	$—	$2	$234	$0	$—	$2	$234

Liabilities
Derivative Financial Instruments	$—	$—	$(120)	$(5)	$0	$—	$(120)	$(5)

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

13.	Commitments and Contingencies

The Company has contractual relationships with certain of its sponsored athletes, DJs, musicians and artists, whereby the Company compensates them for promoting its products or pays them a royalty on sales of their signature headphones. The contracts typically have a one-to three-year term. In addition to cash payments, the Company generally provides limited complimentary products for its sponsors use, and reimburses certain travel expenses incurred in conjunction with promoting the Company’s products. Future minimum payments under the sponsorship agreements are (in thousands):

Year ending December 31:
2013	$1,456
2014	1,107
2015	307
2016	31

Total minimum sponsorship payments	$2,901

Future minimum payments under operating lease obligations are (in thousands):

Year ending December 31:
2013	$1,558
2014	1,417
2015	1,034
2016	644
2017	146
Thereafter	11

Total minimum lease payments	$4,810

Operating lease obligations primarily relate to the Company’s lease of office space in several countries with various expiration dates through 2017. The terms of these leases often include periods of free rent, or rent holidays and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis and has accrued for rent expense recorded but not paid. Rent expense for the years ended December 31, 2012, 2011 and 2010 totaled $1,908,000, $829,000 and $757,000, respectively.

Other contractual obligations consist of warehouse distribution services with the Company’s third party supply chain providers.

Year ending December 31:
2013	$6,225
2014	6,719
2015	1,700

Total minimum other contractual obligations	$14,644

The Company has fully cancellable purchase orders none of which extend beyond one year.

In August 2012, Hitachi Metals, Ltd. and Hitachi Metals North Carolina, Ltd., together referred to as Hitachi, filed a complaint in the International Trade Commission, the ITC, entitled “Certain Sintered Rare Earth Magnets, Methods of Making Same and Products Containing the Same.” The complaint named the Company and 28 other companies, including many of the Company’s competitors such as Bose, Beats Electronics, and Monster Cable, and alleges that the magnets contained in the speakers of certain of the Company’s products infringe U.S. Patent Nos. 6,461,565; 6,491,765; 6,527,874; and 6,537,385. On November 22, 2012, the Company reached a confidential settlement with Hitachi, which the Company does not expect to have a material effect on its business operations.

In July 2012, Lennon Image Technologies, LLC (“LIT”) filed a lawsuit in the District of Delaware, alleging infringement of U.S. Patent No. 6,624,843 (the ‘843 Patent), entitled “Customer Image Capture and Use Thereof in a Retailing System.” The complaint alleges that the Company’s previous use of a “virtual fitting interface” on its website is covered by the ‘843 Patent. The Company believes that these claims are without merit and that the ‘843 Patent is invalid. The Company is vigorously defending against this action.

In October 2010, Rapha Products Group LLC, or Rapha, filed a claim in the Northern District of Georgia, alleging that the Company’s Pipe and Super Pipe speaker docks infringed U.S. design patent No. D555,636. On December 6, 2012, the parties reached a full settlement. In connection with the settlement the Company incurred legal and settlement expenses, net of tax benefit of $435,000. We do not expect any additional expenses associated with this matter.

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

14.	Subsequent Events

On January 15, 2013, one of our major retail customers in the United Kingdom declared bankruptcy. As a result, the Company recorded $1,456,000 in bad debt expense for the twelve months ended December 31, 2012.