Form 10-Q
period 2013-03-31
SKULLCANDY, INC.
filed 2013-05-09
CIK 1423542

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 7, 2013, 27,707,246 shares of registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I

Item 1. Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars)

(unaudited)

	As of March 31,	As of March 31,	As of December 31,
	2013	2012	2012
Assets
Current assets:
Cash and cash equivalents	$33,514	$10,913	$19,345
Accounts receivable, net	34,847	39,162	76,307
Inventories	51,183	51,075	41,567
Prepaid expenses and other current assets	3,978	4,846	5,604
Deferred taxes	6,863	3,097	2,943

Total current assets	130,385	109,093	145,766
Property and equipment, net	12,966	10,636	16,000
Intangibles	12,112	13,392	12,481
Goodwill	13,867	13,867	13,867
Deferred financing fees	100	341	161

Total assets	$169,430	$147,329	$188,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,557	$21,794	$22,887
Accrued liabilities	13,365	14,054	21,047
Bank line of credit	—	1	—

Total current liabilities	30,922	35,849	43,934
Deferred taxes	2,061	1,878	2,219
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3	3	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	129,632	121,041	128,676
Accumulated other comprehensive income (loss)	426	(232)	(22)
Retained earnings	49,171	31,456	56,218

Total Skullcandy stockholders’ equity	135,938	108,974	141,581
Noncontrolling interests	509	628	541
Total stockholders’ equity	136,447	109,602	142,122

Total liabilities and stockholders’ equity	$169,430	$147,329	$188,275

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except share and per share information)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net sales	$37,050	$53,280
Cost of goods sold	20,564	27,665

Gross profit	16,486	25,615
Selling, general and administrative expenses	26,311	24,131

Income (loss) from operations	(9,825)	1,484
Other expense (income)	539	(48)
Interest expense	103	124

Income (loss) before income taxes and noncontrolling interests	(10,467)	1,408
Income tax expense (benefit)	(3,387)	267

Net income (loss)	(7,080)	1,141

Net income (loss) attributable to noncontrolling interests	33	(24)

Net income (loss) attributable to Skullcandy, Inc.	$(7,047)	$1,117

Net income per common share attributable to Skullcandy, Inc.
Basic	$(0.25)	$0.04
Diluted	(0.25)	0.04
Weighted average common shares outstanding
Basic	27,700,765	27,281,753
Diluted	27,700,765	27,942,313

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(7,080)	$1,141
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax benefit of $40 and $52 for the three months ended March 31, 2013 and 2012, respectively	355	(462)
Foreign currency translation adjustment	93	112

Comprehensive income (loss)	(6,632)	791
Comprehensive loss (income) attributable to noncontrolling interests	33	(24)

Comprehensive income (loss) attributable to Skullcandy, Inc.	$(6,599)	$767

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income (loss)	$(7,080)	$1,141
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,176	1,302
Loss on disposal of property and equipment	1,956	—
Provision for doubtful accounts	550	143
Deferred income taxes	(4,076)	(867)
Noncash interest expense	64	60
Stock-based compensation expense	933	1,601
Changes in operating assets and liabilities:
Accounts receivable	40,955	11,346
Inventories	(9,588)	(7,069)
Prepaid expenses and other current assets	1,993	3,199
Accounts payable	(5,336)	(1,462)
Accrued liabilities	(7,699)	(11,037)

Net cash provided by (used in) operating activities	14,848	(1,643)
Investing activities
Purchase of property and equipment	(712)	(1,350)

Net cash used in investing activities	(712)	(1,350)
Financing activities
Net repayments on bank line of credit	—	(9,883)
Proceeds from exercise of stock options	22	390
Income tax benefit from stock option exercises	3	—

Net cash provided by (used in) financing activities	25	(9,493)

Effect of exchange rate changes on cash and cash equivalents	8	97
Net increase in cash and cash equivalents	14,169	(12,389)
Cash and cash equivalents, beginning of period	19,345	23,302

Cash and cash equivalents, end of period	$33,514	$10,913

Supplemental cash flow information:
Cash paid for interest	—	41
Cash paid for income tax	5,405	6,927

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

(2) Basis of Presentation

The accompanying condensed consolidated balance sheets as of March 31, 2013 and 2012 and December 31, 2012 and the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 and the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012 are unaudited. The March 31, 2012 balance sheet is presented to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2013. The December 31, 2012 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation so as to better reflect where these costs should reside in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued guidance clarifying disclosures related to amounts reclassified out of accumulated other comprehensive income by component. The Company adopted this guidance in the first quarter of 2013. The adoption required additional disclosures on the Company’s condensed consolidated financial statements.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

(3) Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended March 31,
	2013	2012
Net Sales Customer A	15%	15%
Net Sales Customer B	18%	13%

Customer A and B accounted for 11.4% and 12.0% of the Company’s accounts receivable as of March 31, 2013. Customer A and B accounted for 15.6% and 13.8% of the Company’s accounts receivable as of March 31, 2012. Customer B accounted for 25% of the Company’s accounts receivable as of December 31, 2012. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.

(4) Allowance for Doubtful Accounts and Sales Returns

The following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2012	$2,561	$4,069
Provision	550	4,281
Deductions	(213)	(6,333)

Balance, March 31, 2013	$2,898	$2,017

(5) Product Warranty Obligations

The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.

Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2012	$1,207
Warranty Claims	(477)
Warranty Costs Accrued	376

Balance at March 31, 2013	$1,106

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

(6) Property and Equipment, Net

Property and equipment, net, consisted of the following:

	March 31, 2013	March 31, 2012	December 31, 2012
	(in thousands)
Cost:
Leasehold improvements	$2,643	$1,626	$3,185
Furniture and fixtures	7,039	4,031	7,518
Other equipment	6,160	5,430	6,931
Computer equipment and software	5,531	2,761	5,104
Vehicles	174	146	174

	21,547	13,994	22,912
Less accumulated depreciation	(8,581)	(3,358)	(6,912)

Property and equipment, net	$12,966	$10,636	$16,000

(7) Net Income per Share

Basic net income per common share is computed by dividing the net income attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of unvested restricted stock and stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$(7,047)	$1,117

Denominator
Weighted average common stock outstanding for basic net income per common share	27,701	27,282
Effect of dilutive securities—unvested restricted stock and stock options	—	660

Weighted average common shares and dilutive securities outstanding	27,701	27,942

For the three months ended March 31, 2013 and March 31, 2012, 3,503,474 shares and 2,453,748 shares, respectively, subject to stock options and restricted stock units were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (“PSUs”) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of March 31, 2013 and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 273,881 as of March 31, 2013. These amounts were also excluded from the computation of anti-dilutive securities. There were no PSUs outstanding as of March 31, 2012.

(8) Debt

Revolving Credit Facility

On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. The Company’s credit facility contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change the Company’s line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions) and expires on August 31, 2013. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At March 31, 2013, March 31, 2012 and December 31, 2012 total borrowings were $0, $1,000 and $0, respectively. At March 31, 2013, the Company

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

had $25,580,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of March 31, 2013, the credit facility carried an interest rate of 4.25%. At March 31, 2013, the Company was in compliance with all financial covenants.

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

(9) Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy product sales generated in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the three months ended March 31, 2013 and 2012 and are international net sales of $2,129,000 and $3,445,000, respectively that represent products that were sold from North America to retailers and distributors in other countries. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. Information related to the Company’s operating segments is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net sales
North America	$28,665	$46,146
International	8,385	7,134

Consolidated	37,050	53,280

Gross profit
North America	12,455	21,736
International	4,031	3,879

Consolidated	16,486	25,615

Income (loss) from operations
North America	(9,367)	(103)
International	(458)	1,587

Consolidated	$(9,825)	$1,484

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

	As of March 31,	As of March 31,	As of December 31,
	2013	2012	2012
	(in thousands)
Identifiable assets
North America	$117,654	$103,199	$134,422
International	51,776	44,130	53,853

Consolidated	169,430	147,329	188,275

Long-lived assets
North America	14,499	13,150	17,439
International	10,579	10,878	11,042

Consolidated	25,078	24,028	28,481

Goodwill
North America	6,805	6,805	6,805
International	7,062	7,062	7,062

Consolidated	$13,867	$13,867	$13,867

(10) Stock-Based Compensation

The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock and performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The PSUs entitle each participant to earn a number of shares of the Company’s common stock ranging from 0%-150% of the target number of PSUs granted based on the attainment of certain pre-determined financial and stock price performance goals during the performance period running from January 1, 2012 to December 31, 2014 (the “Performance Period”). Each PSU will vest and be earned as of January 1, 2015 as follows: (i) 0-105% of the Target PSUs (as defined in the grant) will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual earnings per share during the Performance Period, and (ii) 0-45% of the Target PSUs will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual revenue during the Performance Period. In no event will more than 100% of the Target PSUs fully vest and be earned unless the Company’s stock price reaches a certain minimum level during the performance period. The Company has not recorded any stock-based compensation expense on its PSUs as the Company does not believe that it is probable that the performance criteria will be met.

RSU’s granted to members of the Board of Directors vest upon the earlier of (1) June 15, 2013 or (2) the next annual meeting at which one or more members of the Board of Directors are standing for re-election, subject in either case to the continued service on the Board through such date.

Stock Options

The following table summarizes stock option activity under the Company’s stock option plans for the three months ended March 31, 2013:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	3,984,439	0.37 – 20.00	13.68

Granted	—	—	—
Exercised	(7,882)	2.73	2.73
Forfeited	(457,385)	9.62 – 20.00	14.59

Balance at March 31, 2013	3,519,172	0.37 – 20.00	13.59	6.57	308,432

Vested and Exercisable	2,315,508	0.37 – 20.00	12.31	5.65	308,432
Unvested	1,203,664	8.00 – 20.00	16.05	8.34	—

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

Performance-Based Restricted Stock Units

The following table summarizes PSU activity under the Company’s incentive award plan for the three months ended March 31, 2013:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	270,133	12.10

Granted	—	—
Vested	—	—
Forfeited	(87,546)	11.28

Balance at March 31, 2013	182,587	12.50

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

Restricted Stock Units

The following table summarizes RSU activity under the Company’s incentive award plan for the three months ended March 31, 2013:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	52,777	12.06

Granted	—	—
Vested	—	—
Forfeited	—	—

Balance at March 31, 2013	52,777	12.06

Summary of Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and RSUs of $933,000 and $1,601,000 for the three months ended March 31, 2013 and 2012, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock options and RSUs as of March 31, 2013 was $8,098,000 which is expected to be recognized over the weighted average remaining vesting period of 2.1 years.

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

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

As of March 31, 2013, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	3	€4,095	$5,381
Sell GBP/Buy USD Forward Contract	3	£1,592	2,579

	6		$7,960

These contracts have maturities of three months or less.

The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012		March 31, 2013	March 31, 2012
Sell EUR/Buy USD Forward Contract	$130	$(251)	Net sales	$43	$94	Net sales	$8	$—
Sell GBP/Buy USD Forward Contract	222	(173)	Net sales	1	4	Net sales	2	(1)

	$352	$(424)		$44	$98		$10	$(1)

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) (deferred gains of $347,000) will be realized in the consolidated statements of operations within the next three months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives

The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other income.” As of March 31, 2013, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€2,617	$2,022

	2		$2,022

These contracts generally have maturities of approximately one month from the trade date.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Loss Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Derivatives
			Three Months Ended March 31,
			2013	2012
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales		$36	$(31)
Sell GBP/Buy USD Forward Contract	Net sales		47	(25)

			$83	$(56)

Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income	(expense)	$55	$(19)
Sell GBP/Buy USD Forward Contract	Other income	(expense)	45	(26)

			$100	$(45)

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

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$130	$—	$—	$(53)
Sell GBP/Buy USD Forward Contract	161	—	—	(9)

	$291	$—	$—	$(62)

Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$25	$2	$—	$(37)
Sell GBP/Buy USD Forward Contract	—	—	—	(21)

	$25	$2	$—	$(58)

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

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Derivative Financial Instruments	$—	$—	$316	$2	$—	$—	$316	$2

Liabilities
Derivative Financial Instruments	$—	$—	$—	$(120)	$—	$—	$—	$(120)

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

Income tax expense (benefit) for the three months ended March 31, 2013 and 2012 was ($3,387,000) and $267,000, respectively, or approximately 32.4% and 19.3% of pre-tax income (loss). The Company’s effective tax rate differs from the United States federal statutory rate of 35% mostly related to incentive stock options as well as operating in countries that have different statutory rates than the United States. The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of March 31, 2013, March 31, 2012 and December 31, 2012, the Company had $316,000, $192,000 and $316,000, respectively of uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

SKULLCANDY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(unaudited)

(13) Accumulated other comprehensive income (loss)

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation	Estimated tax (expense) benefit on cash flow hedges	Total
	(in thousands)
Balance at December 31, 2012	$(48)	$21	$5	$(22)
Other comprehensive income before reclassifications	351	93	(40)	404
Amounts reclassified from accumulated other comprehensive income	44	—	—	44

Net current period other comprehensive income	395	93	(40)	448
Balance at March 31, 2013	347	114	(35)	426

(14) Commitments and Contingencies

The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.

Overview

Skullcandy is a global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Skullcandy became one of the world’s most distinct audio brands by bringing color, character and performance to an otherwise monochromatic space and helped revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. From the award-winning, optic-inspired Roc Nation Aviator headphones to the evolutionary fitting FIX earbuds and a roster of some of the world’s finest athletes, musicians and artists, Skullcandy continues to redefine world-class audio performance and style. The Skullcandy name and distinctive logo have rapidly become icons and contributed to our leading market position.

Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, mass, sporting goods and mobile phone retailers such as Best Buy, Target and Dick’s Sporting Goods. Skullcandy products are sold in the United States and in approximately 80 other countries around the world.

A number of industry trends have facilitated our growth to date, and we expect these trends to continue. The increasing use of portable media devices, such as Apple’s iPod, and smartphones with integrated music and video capabilities, such as Apple’s iPhone and third-party Android-based phones, has driven growth in the headphones and audio accessories markets.

We face potential challenges that could limit our ability to take advantage of these opportunities, including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. We also face the risk that we may not be able to sustain our past growth. In addition, we rely on Target and Best Buy for a significant portion of our net sales. During the three months ended March 31, 2013, Target and Best Buy each accounted for more than 10% of our net sales. Moreover, we expect to experience growth internationally, which will require significant additional operating expenditures and increase our exposure to the risks inherent in international operations. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013 for a more complete discussion of the risks facing our business. Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.

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

Gross profit is influenced by cost of goods sold, which consists primarily of product costs, packaging, freight, duties warehousing, warranty costs and depreciation on tooling assets held at our contract manufacturers. We are experiencing higher product costs due to increasing labor and other costs in China. If we are unable to pass along these costs to our retailers and distributors or shift our sales mix to higher margin products, our gross profit as a percentage of net sales, or gross margin, may decrease.

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

Results of Operations

The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended March 31,
	2013		2012
	(in thousands)
Net sales	$37,050	100.0%	$53,280	100.0%
Cost of goods sold	20,564	55.5	27,665	51.9%

Gross profit	16,486	44.5	25,615	48.1%
Selling, general and administrative expenses	26,311	71.0	24,131	45.3%

Income (loss) from operations	(9,825)	(26.5)	1,484	2.8
Other expense (income)	539	1.5	(48)	(0.1)
Interest expense	103	0.3	124	0.2

Income (loss) before income taxes and noncontrolling interests	(10,467)	(28.3)	1,408	2.6
Income tax expense (benefit)	(3,387)	(9.1)	267	0.5

Net income (loss)	$(7,080)	(19.1)	$1,141	2.1

Noncontrolling interests	33	0.1	(24)	—

Net income attributable to Skullcandy, Inc.	$(7,047)	(19.0)%	$1,117	2.1%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Sales

Net sales decreased $16.2 million, or 30.4%, to $37.1 million for the three months ended March 31, 2013 from $53.3 million for the three months ended March 31, 2012.

North America net sales decreased $17.5 million, or 37.9%, to $28.7 million, or 77.4% of our net sales for the three months ended March 31, 2013 from $46.1 million, or 86.6% of our net sales for the three months ended March 31, 2012. The prior year’s first quarter was aided by lower retail customer inventory coming out of the holiday season and a packaging change that led to higher sales. Further, the Company chose to scale back its sales to the highly discounted off-price channel with sales reduced by 66.6% for the three months ended March 31, 2013. This decrease was partially offset by an increase in gaming net sales of 43.8%.

International net sales increased $1.3 million, or 17.5%, to $8.4 million, or 22.6% of our net sales for the three months ended March 31, 2013 from $7.1 million, or 13.4% of our net sales for the three months ended March 31, 2012. Included in the North America segment in Q1 2013 and Q1 2012 are net sales of $2.1 million and $3.4 million, respectively, that were sold from North America to customers with a “ship to” location outside of North America. Adjusting these sales into the international segment, international net sales decreased 0.6%.

Gross Profit

Gross profit decreased $9.1 million, or 35.6%, to $16.5 million for the three months ended March 31, 2013 from $25.6 million for the three months ended March 31, 2012. Gross profit as a percentage of net sales, or gross margin, was 44.5% for the three months ended March 31, 2013 compared to 48.1% for the three months ended March 31, 2012. Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation so as to better reflect where these costs should reside in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.

North America gross profit as a percentage of net sales, or gross margin, was 43.5% for the three months ended March 31, 2013 compared to 47.1% for the three months ended March 31, 2012. The decrease in gross margin is primarily due to an increase in tooling depreciation and a write off of $0.8 million of inventory related to end of life products (“EOL”).

International gross profit as a percentage of net sales, or gross margin, was 48.1% for the three months ended March 31, 2013 compared to 54.4% for the three months ended March 31, 2012. The decrease in gross margin is primarily due to lower sales to a significant customer in Europe and higher discounts.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 9.0%, to $26.3 million for the three months ended March 31, 2013 from $24.1 million for the three months ended March 31, 2012. Selling, general and administrative expenses for the three months ended March 31, 2013 include $1.2 million in expenses associated with the departure of our former Chief Executive Officer. During the three months ended March 31, 2013, we recorded a loss of $2.0 million related to disposals of property and equipment for certain EOL products. We expect to continue to make critical investments in the business to support long-term growth. These investments include demand creation efforts for our Crusher product launch, higher operating costs to support our gaming and international expansion. As a percentage of net sales, selling, general and administrative expenses increased 25.0 percentage points to 71.0% for the three months ended March 31, 2013 from 46.0% for the three months ended March 31, 2012. We expect this percentage to decrease in subsequent quarters in 2013.

Income (loss) from Operations

As a result of the factors above, income from operations decreased $11.3 million to ($9.8 million) for the three months ended March 31, 2013 from $1.5 million for the three months ended March 31, 2012. Income from operations as a percentage of net sales decreased to (26.5%) for the three months ended March 31, 2013 from 2.8% for the three months ended March 31, 2012.

Other Expense (Income)

Other expense was $0.5 million for the three months ended March 31, 2013 and related to foreign currency transaction losses. Other income for the three months ended March 31, 2012 was immaterial.

Interest Expense

Interest expense for the three months ended March 31, 2013 was consistent with the interest expense for the three months ended March 31, 2012. Interest expense primarily includes the amortization of deferred financing fees associated with our revolving credit facility.

Income Taxes

The income tax benefit was ($3.4 million) for the three months ended March 31, 2013 compared to income tax expense of $0.3 million for the three months ended March 31, 2012. Our effective tax rate for the three months ended March 31, 2013 and March 31, 2012 was 32.4% and 19.3%, respectively. The Company’s effective tax rate differs from the United States federal statutory rate of 35% mostly related to incentive stock options as well as operating in countries that have different statutory rates than the United States. The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income (Loss)

As a result of the factors above, net loss was $7.1 million for the three months ended March 31, 2013 compared to net income of $1.1 million for the three months ended March 31, 2012.

Noncontrolling Interest

We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.

Noncontrolling interest for the three months ended March 31, 2013 and 2012 consists of income from our Mexico joint venture that is attributable to the other partner in the joint venture.

Net Income (Loss) Attributable to Skullcandy, Inc.

As a result of the factors above, net income (loss) attributable to Skullcandy, Inc. was ($7.0 million) and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash and cash equivalents at beginning of period	$19,345	$23,302
Net cash provided by (used in) operating activities	14,848	(1,643)
Net cash used in investing activities	(712)	(1,350)
Net cash provided by (used in) financing activities	25	(9,493)
Effect of exchange rate changes on cash and cash equivalents	8	97

Cash and cash equivalents at end of period	$33,514	$10,913

Net Cash Provided by (Used in) Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization expense, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.

For the three months ended March 31, 2013, net cash provided by operating activities was $14.8 million and consisted of a net loss of $7.1 million plus $1.6 million for non-cash items, plus $20.3 million for working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $41.0 million, a decrease in prepaid expenses and other current assets of $2.0 million, offset by increases in inventory of $9.6 million and decreases in accounts payable of $5.3 million and accrued liabilities of $7.7 million.

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

Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures. Net cash used in investing activities was $0.7 million and $1.4 million for the three months ended March 31, 2013 and 2012, respectively.

Net Cash Used in Financing Activities. Net cash provided by financing activities was immaterial for the three months ended March 31, 2013. Net cash used in financing activities was $9.5 million for the three months ended March 31, 2012 and primarily resulted from repayment of revolving credit facility.

We believe that our cash, cash flow from operating activities, available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.

Indebtedness

On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At March 31, 2013, there were no outstanding borrowings and we had $25.6 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At March 31, 2013, we were in compliance with all financial covenants.

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

Contractual obligations

In the three months ended March 31, 2013, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2012.

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

Long-Lived Assets Including Goodwill and Intangible Assets

We review property and equipment and certain identifiable intangible assets, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. During the three months ended March 31, 2013, we recorded a loss of $2.0 million related to disposals of property and equipment for certain EOL products. Depreciation expense is an estimate and the difference between actual and estimated useful lives may result in future write offs of property and equipment.

Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill or intangible asset impairment charges in the three months ended March 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At March 31, 2013, there were no borrowings outstanding and we had $25.6 million of additional availability under the credit facility. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended March 31, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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

The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of March 31, 2013 was an asset of $0.3 million compared to a liability of $0.1 million as of December 31, 2012. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $1.3 million as of March 31, 2013 compared with a decrease of approximately $2.1 million as of December 31, 2012. If adjustments for credit risk were to be included, the decrease would be smaller. The increase in potential market risk from the end of last year results primarily from the strengthening of the Euro and Great British Pound against the U.S. Dollar.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013. There have been no material changes to the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Offer letter, dated March 7, 2013, by and between Skullcandy, Inc. and Hoby Darling.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit No.	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: May 9, 2013	By:	/s/ HOBY DARLING
Hoby Darling
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ KYLE WESCOAT
Kyle Wescoat
Chief Financial Officer
(Principal Financial Officer)