Form 10-Q
period 2013-06-30
SKULLCANDY, INC.
filed 2013-08-02
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-35240

 SKULLCANDY, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-2362196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1441 West Ute Boulevard, Suite 250 Park City, Utah	84,098
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, 27,763,397 shares of the registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	As of June 30, 2013	As of June 30, 2012	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$29,708	$6,971	$19,345
Accounts receivable, net	41,990	50,544	76,307
Inventories	51,135	55,244	41,567
Prepaid expenses and other current assets	3,205	6,135	5,604
Deferred taxes	3,273	3,229	2,943
Total current assets	129,311	122,123	145,766
Property and equipment, net	12,285	12,424	16,000
Intangibles	11,736	13,130	12,481
Goodwill	13,867	13,867	13,867
Deferred financing fees	40	281	161
Total assets	$167,239	$161,825	$188,275
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,963	$18,118	$22,887
Accrued liabilities	12,859	17,886	21,047
Bank line of credit	—	5,063	—
Total current liabilities	28,822	41,067	43,934
Deferred taxes	1,553	1,689	2,219
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3	3	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	130,856	122,968	128,676
Accumulated other comprehensive income (loss)	308	501	(22)
Retained earnings	48,536	38,263	56,218
Total Skullcandy stockholders’ equity	136,409	118,441	141,581
Noncontrolling interests	455	628	541
Total stockholders’ equity	136,864	119,069	142,122
Total liabilities and stockholders’ equity	$167,239	$161,825	$188,275

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$50,789	$72,436	$87,839	$125,716
Cost of goods sold	28,004	37,228	48,568	64,893
Gross profit	22,785	35,208	39,271	60,823
Selling, general and administrative expenses	23,951	23,491	50,262	47,622
Income (loss) from operations	(1,166)	11,717	(10,991)	13,201
Other expense (income)	(249)	421	290	373
Interest expense	111	147	214	271
Income (loss) before income taxes and noncontrolling interests	(1,028)	11,149	(11,495)	12,557
Income tax expense (benefit)	(339)	4,342	(3,726)	4,609
Net income (loss)	(689)	6,807	(7,769)	7,948
Net loss (income) attributable to noncontrolling interests	54	—	87	(24)
Net income (loss) attributable to Skullcandy, Inc.	$(635)	$6,807	$(7,682)	$7,924
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$(0.02)	$0.25	$(0.28)	$0.29
Diluted	(0.02)	0.24	(0.28)	0.28
Weighted average common shares outstanding
Basic	27,719,081	27,339,599	27,709,974	27,310,701
Diluted	27,719,081	28,005,190	27,709,974	27,983,521

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(689)	$6,807	$(7,769)	$7,948
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax benefit of $8 and an expense of $32 for the three and six months ended June 30, 2013, and tax expense of $88 and $36 for the three and six months ended June 30, 2012, respectively	(70)	782	284	320
Foreign currency translation adjustment	(47)	(49)	46	63
Comprehensive income (loss)	(806)	7,540	(7,439)	8,331
Comprehensive loss (income) attributable to noncontrolling interests	54	—	87	(24)
Comprehensive income (loss) attributable to Skullcandy, Inc.	$(752)	$7,540	$(7,352)	$8,307
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income (loss)	$(7,769)	$7,948
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,394	2,590
Loss on disposal of property and equipment	1,979	—
Provision for doubtful accounts	1,076	106
Deferred income taxes	(995)	(1,170)
Noncash interest expense	120	119
Stock-based compensation expense	2,059	3,436
Changes in operating assets and liabilities:
Accounts receivable	33,257	(30)
Inventories	(9,555)	(11,266)
Prepaid expenses and other current assets	2,681	2,685
Accounts payable	(6,933)	(5,093)
Accrued liabilities	(8,200)	(7,207)
Net cash provided by (used in) operating activities	12,114	(7,882)
Investing activities
Purchase of property and equipment	(1,890)	(4,041)
Purchase of intangible assets	(17)	(131)
Net cash used in investing activities	(1,907)	(4,172)
Financing activities
Net repayments on bank line of credit	—	(4,821)
Proceeds from exercise of stock options	115	484
Income tax benefit from stock option exercises	5	—
Net cash provided by (used in) financing activities	120	(4,337)
Effect of exchange rate changes on cash and cash equivalents	36	60
Net increase in cash and cash equivalents	10,363	(16,331)
Cash and cash equivalents, beginning of period	19,345	23,302
Cash and cash equivalents, end of period	$29,708	$6,971
Supplemental cash flow information:
Cash paid for interest	1	58
Cash paid for income tax	5,803	8,555

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business
Skullcandy, Inc., a Delaware corporation (the “Company”), is a global designer, marketer and distributor of performance audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL brands.
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of June 30, 2013 and 2012 and December 31, 2012 and the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 and the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012 are unaudited. The June 30, 2012 balance sheet is presented to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
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
The Company entered into a joint venture in Mexico on September 19, 2011. The Company has the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its condensed consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings (losses) of operations which are applicable to the other noncontrolling partner, have been classified as noncontrolling interests in the accompanying financial statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the results of the Company's joint venture in Mexico. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation to better reflect where these costs should be presented in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.
Recently Issued Accounting Pronouncements
In 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustments into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(3) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Sales Customer A	*	*	10.7%	10.7%
Net Sales Customer B	18.3%	11.4%	18.0%	11.9%
* Indicates less than 10% of net sales for the period
Customer B accounted for 22.2%, 15.3% and 25.3% of the Company’s accounts receivable as of June 30, 2013, June 30, 2012 and December 31, 2012, respectively. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
(4) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2012	$2,561	$4,069
Provision	1,076	9,836
Deductions	(1,718)	(10,512)
Balance, June 30, 2013	$1,919	$3,393
(5) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2012	$1,207
Warranty Claims	(903)
Warranty Costs Accrued	951
Balance at June 30, 2013	$1,255

(6) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	June 30, 2013	June 30, 2012	December 31, 2012
	(in thousands)
Cost:
Leasehold improvements	$3,008	$1,872	$3,185
Furniture and fixtures	6,787	4,856	7,518
Other equipment	6,194	6,534	6,931
Computer equipment and software	6,073	3,299	5,104
Vehicles	213	146	174
	22,275	16,707	22,912
Less accumulated depreciation	(9,990)	(4,283)	(6,912)
Property and equipment, net	$12,285	$12,424	$16,000
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$(635)	$6,807	$(7,682)	$7,924
Denominator
Weighted average common stock outstanding for basic net income per common share	27,719	27,340	27,710	27,311
Effect of dilutive securities—unvested restricted stock and stock options	—	665	—	673
Weighted average common shares and dilutive securities outstanding	27,719	28,005	27,710	27,984
For the three and six months ended June 30, 2013, 3,391,931 shares and 3,335,563 shares, respectively, subject to stock options and restricted stock units were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2012, 2,780,272 shares and 2,804,554 shares, respectively, subject to stock options and restricted stock units were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (“PSUs”) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of June 30, 2013 and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 273,881 as of June 30, 2013. These amounts were also excluded from the computation of anti-dilutive securities.
(8) Debt
Revolving Credit Facility
On August 31, 2010, the Company entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. Simultaneously with entering into the credit facility, the Company borrowed amounts under the credit facility to pay off the outstanding balance of the previous credit facility. The credit facility is secured with a first-priority lien against substantially all the assets of the Company. The Company’s credit facility contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: undergo a merger or

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or capital expenditures, materially change the Company’s line of business, and declare dividends or make distributions. The credit facility provides for revolving loans and letters of credit of up to $28,750,000 (which may be increased to up to $50,000,000 upon the Company’s request subject to certain conditions). The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At June 30, 2013, June 30, 2012 and December 31, 2012 total borrowings were $0, $5,063,000 and $0, respectively. At June 30, 2013, the Company had $28,467,000 of additional availability under the credit facility. The Company may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10,625,000, such that the aggregate amount of the facility does not exceed $50,000,000. As of June 30, 2013, the credit facility carried an interest rate of 4.25%. At June 30, 2013, the Company was in compliance with all financial covenants.
In October 2011, the Company entered into a first amendment and waiver to the credit facility, or the amendment. The amendment increased the amount of allowable capital expenditures to $6,000,000 annually and waived any past non-compliance with the capital expenditure covenant. Under the amendment, the Company may select from two interest rate options for borrowings under the credit facility: (i) Alternate Base Rate (as defined in the credit facility) plus 1.00% or (ii) Eurodollar Rate (as defined in the credit facility) plus 1.5%. The amendment also allows the Company to enter into foreign currency contracts with the lenders to hedge its foreign currency risk.
On March 6, 2012, the Company entered into a second amendment to the credit facility. The amendment provides for an increase in the permitted aggregate annual capital expenditures of the Company to $12,000,000.
The credit facility, as amended, expires on August 31, 2013. The Company is currently negotiating a new credit facility that it expects will have terms similar to the expiring credit facility. The Company cannot guarantee that it will be able to obtain a new credit facility with similar terms prior to the expiration of its existing facility.
(9) Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy and Astro Gaming product sales generated in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the three months ended June 30, 2013 and 2012 are international net sales of $1,798,000 and $7,765,000, respectively, that were sold from the United States to customers with a “ship to” location outside of the United States. Included in the North America segment for the six months ended June 30, 2013 and 2012 are international net sales of $3,927,000 and $11,210,000, respectively, that were sold from the United States to customers with a “ship to” location outside of the United States. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. Information related to the Company’s operating segments is as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net sales
North America	$39,006	$64,056	$67,671	$110,202
International	11,783	8,380	20,168	15,514
Consolidated	50,789	72,436	87,839	125,716
Gross profit
North America	17,290	31,096	29,745	52,832
International	5,495	4,112	9,526	7,991
Consolidated	22,785	35,208	39,271	60,823
Income (loss) from operations
North America	(2,400)	10,375	(11,767)	10,272
International	1,234	1,342	776	2,929
Consolidated	$(1,166)	$11,717	$(10,991)	$13,201

	As ofAs of June 30,	As ofAs of June 30,	As of December 31,
	2013	2012	2012
	(in thousands)
Identifiable assets
North America	$112,375	$120,024	$134,422
International	54,864	41,801	53,853
Consolidated	167,239	161,825	188,275
Long-lived assets
North America	13,886	14,857	17,439
International	10,135	10,697	11,042
Consolidated	24,021	25,554	28,481
Goodwill
North America	6,805	6,805	6,805
International	7,062	7,062	7,062
Consolidated	$13,867	$13,867	$13,867
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.
Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2013:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	3,984,439	0.37 – 20.00	13.68
Granted	150,943	5.15 – 5.15	5.15
Exercised	(32,433)	1.85 – 5.26	3.54
Forfeited	(781,799)	7.42 – 20.00	13.79
Balance at June 30, 2013	3,321,150	0.37 – 20.00	13.36	6.77	333,721
Vested and Exercisable	2,238,358	0.37 – 20.00	12.72	6.00	286,928
Unvested	1,082,792	5.15 – 20.00	14.69	8.35	46,792
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of June 30, 2013
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the six months ended June 30, 2013:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	270,133	12.10
Granted	—	—
Vested	—	—
Forfeited	(87,546)	11.27
Balance at June 30, 2013	182,587	12.50
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the six months ended June 30, 2013:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	52,777	12.06
Granted	56,140	5.70
Vested	(18,960)	14.50
Forfeited	—	—
Balance at June 30, 2013	89,957	7.59
Summary of Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and RSUs of $2,059,000 and $3,436,000 for the six months ended June 30, 2013 and 2012, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock options and RSUs as of June 30, 2013 was $8,189,948 which is expected to be recognized over the weighted average remaining vesting period of 2.25 years.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Stock Option exchange
On June 13, 2013, the Company held its annual stockholder meeting, and as part of that meeting stockholders voted to approve a one-time option exchange program for eligible employees. This one-time stock option exchange permits eligible employees to surrender outstanding stock options with an exercise price of $9.62 or greater for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares with an exercise price equal to the closing price of the Company's common stock on the grant date for the replacement options. The option exchange is intended to be value neutral from an accounting standpoint, the aggregate fair value of the replacement options to be granted will be approximately equal to the aggregate fair value of the options that are surrendered. The Company intends to commence the option exchange program as soon as practicable, and no later than twelve months following the date of stockholder approval.
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
The effective portion of changes in the fair value of derivatives designated, and that qualify as cash flow hedges of foreign exchange risk, is deferred as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of operations.
As of June 30, 2013, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	6	€11,184	$14,644
Sell GBP/Buy USD Forward Contract	6	£4,728	7,308
	12		$21,952
These contracts have maturities of six months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Sell EUR/Buy USD Forward Contract	$9	$754	Net sales	$61	$33	Net sales	$(1)	$1
Sell GBP/Buy USD Forward Contract	129	151	Net sales	155	(50)	Net sales	—	—
	$138	$905		$216	$(17)		$(1)	$1

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six months ended
	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Sell EUR/Buy USD Forward Contract	$139	$502	Net sales	$18	$127	Net sales	$8	$1
Sell GBP/Buy USD Forward Contract	350	(22)	Net sales	155	(54)	Net sales	2	(1)
	$489	$480		$173	$73		$10	$—
The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) (deferred gains of $268,000) will be realized in the consolidated statements of operations within the next six months and the amount will vary depending on market rates.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions, are reflected in the accompanying consolidated statements of operations under the caption “Other expense (income).” As of June 30, 2013, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	2	€2,436	$3,156
Sell GBP/Buy USD Forward Contract	2	£598	909
	4		$4,065
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,
		2013	2012
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	$15	$48
Sell GBP/Buy USD Forward Contract	Other expense (income)	(22)	9
		$(7)	$57
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Net Sales	$(79)	$40
Sell GBP/Buy USD Forward Contract	Net Sales	—	9
		$(79)	$49

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
		2013	2012
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	$51	$17
Sell GBP/Buy USD Forward Contract	Other expense (income)	25	(17)
		$76	$—
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	(25)	21
Sell GBP/Buy USD Forward Contract	Other expense (income)	45	(17)
		$20	$4
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$79	$—	$—	$(53)
Sell GBP/Buy USD Forward Contract	122	—	—	(9)
	$201	$—	$—	$(62)
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$2	$(16)	$(37)
Sell GBP/Buy USD Forward Contract	4	—	(4)	(21)
	$4	$2	$(20)	$(58)
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
The following table shows the derivatives by level within the fair value hierarchy (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Assets
Derivative Financial Instruments	$—	$—	$205	$2	$—	$—	$205	$2
Liabilities
Derivative Financial Instruments	$—	$—	$(20)	$(120)	$—	$—	$(20)	$(120)
The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to the present value. Contracts in a gain position are recorded in the consolidated balance sheet under the caption “Prepaid expenses and other current assets” and the value of contracts in a loss position is recorded under the caption “Accrued liabilities.”
(12) Income Taxes
In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. To the extent that application of the estimated annual effective tax rate is not representative of the quarterly portion of actual tax expense expected to be recorded for the year, the Company determines the quarterly provision for income taxes based on actual year-to-date income (loss). Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
Income tax expense (benefit) for the three months ended June 30, 2013 and 2012 was $(339,000) and $4,342,000, respectively, or approximately 34.8% and 38.9% of pre-tax income (loss). The Company’s effective tax rate differs from the United States federal statutory rate of 35% mostly due to incentive stock options as well as its operations in countries that have different statutory rates than the United States. Income tax expense (benefit) for the six months ended June 30, 2013 and 2012 was $(3,726,000) and $4,609,000, respectively, or approximately 32.7% and 36.8% of pre-tax income (loss). The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income (loss) in countries with lower statutory rates versus countries with higher statutory rates.
The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of June 30, 2013, June 30, 2012 and December 31, 2012, the Company had $316,000, $192,000 and $316,000, respectively of uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(13) Accumulated other comprehensive income (loss)

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation	Estimated tax (expense) benefit on cash flow hedges	Total
	(in thousands)
Balance, December 31, 2012	$(48)	$21	$5	$(22)
Other comprehensive income before reclassifications	143	46	(32)	157
Amounts reclassified from accumulated other comprehensive income	173	—	—	173
Net current period other comprehensive income	316	46	(32)	330
Balance, June 30, 2013	$268	$67	$(27)	$308
(14) Commitments and Contingencies
The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
(15) Costs Associated with Exit or Disposal Activities
In June, 2013, the Company announced plans to consolidate its marketing, creative, business development and legal departments as well as certain sales and international personnel to the Company’s headquarters in Park City, Utah and plans to close the office in San Clemente, California. The relocation is expected to commence in the summer of 2013 and be completed by the fourth quarter of 2013. The Company expects to incur an associated pre-tax restructuring charge for employee severance, employee relocation and office closure costs of $3.0 million to $3.8 million. For the period ended June 30, 2013, expense of approximately $949,000 was recorded related to severance, $118,000 of depreciation related to the change in useful lives of fixed assets expected to be disposed and $42,000 in legal and professional service fees. Expenses are recorded in selling, general and administrative expenses for the North America segment. The Company recorded a liability of $991,000 that is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2013.

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
Overview
Skullcandy, Inc., a Delaware corporation (the “Company”), is the leading global lifestyle and performance audio brand driven by the creativity and irreverence of youth culture. Skullcandy designs, markets and distributes audio and gaming headphones and other related products under the Skullcandy, Astro Gaming and 2XL brands. Skullcandy became one of the world’s most distinct audio brands by bringing color, character and performance to an otherwise monochromatic space and helped revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. From the award-winning Crusher, and optic-inspired Roc Nation Aviator headphones to the evolutionary fitting FIX earbuds and a roster of some of the world’s finest athletes, musicians and artists, Skullcandy continues to redefine world-class audio performance and lifestyle.
Our net sales are derived primarily from the sale of headphones and audio accessories. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, sporting goods and mobile phone retailers such as Best Buy, Target and Dick’s Sporting Goods. Skullcandy products are sold in the United States and in approximately 80 other countries around the world.
We face potential challenges including, among others, the risk that we may not be able to effectively extend the recognition and reputation of our brand or continue to develop innovative and popular products. Furthermore, our industry is very competitive and we cannot assure you that we will be able to compete effectively. See “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 13, 2013 for a more complete discussion of the risks facing our business. Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.
Segment Information
We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following that acquisition we began to operate in two segments –North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States and Mexico (through our joint venture). The International segment primarily includes Skullcandy and Astro Gaming product sales generated in Europe and Asia that are served by our European and Asian operations.

Basis of Presentation
Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy, Astro Gaming and 2XL brands. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments.
Gross profit is influenced by cost of goods sold, which consists primarily of product costs, packaging, freight, duties warehousing, warranty costs and depreciation on tooling assets held at our contract manufacturers.
Our selling, general and administrative expenses consist primarily of wages and related payroll and employee benefit expenses, including stock-based compensation, marketing and advertising expense, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation and amortization and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising, brand building fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, DJs, musicians and artists.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Net sales	$50,789	100.0%	$72,436	100.0%	$87,839	100.0%	$125,716	100.0%
Cost of goods sold	28,004	55.1%	37,228	51.4%	48,568	55.3%	64,893	51.6%
Gross profit	22,785	44.9%	35,208	48.6%	39,271	44.7%	60,823	48.4%
Selling, general and administrative expenses	23,951	47.2%	23,491	32.4%	50,262	57.2%	47,622	37.9%
Income (loss) from operations	(1,166)	(2.3)%	11,717	16.2%	(10,991)	(12.5)%	13,201	10.5%
Other expense (income)	(249)	(0.5)%	421	0.6%	290	0.3%	373	0.3%
Interest expense	111	0.2%	147	0.2%	214	0.2%	271	0.2%
Income (loss) before income taxes and noncontrolling interests	(1,028)	(2.0)%	11,149	15.4%	(11,495)	(13.1)%	12,557	10.0%
Income tax expense (benefit)	(339)	(0.7)%	4,342	6.0%	(3,726)	(4.2)%	4,609	3.7%
Net income (loss)	(689)	(1.4)%	6,807	9.4%	(7,769)	(8.8)%	7,948	6.3%
Net loss (income) attributable to noncontrolling interests	54	0.1%	—	—%	87	0.1%	(24)	—%
Net income (loss) attributable to Skullcandy, Inc.	$(635)	(1.3)%	$6,807	9.4%	$(7,682)	(8.7)%	$7,924	6.3%
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Net Sales
Net sales decreased $21.6 million, or 29.9%, to $50.8 million for the three months ended June 30, 2013 from $72.4 million for the three months ended June 30, 2012.
North America net sales decreased $25.1 million, or 39.1%, to $39.0 million, or 76.8% of our net sales for the three months ended June 30, 2013 from $64.1 million, or 88.4% of our net sales for the three months ended June 30, 2012. We experienced lower sell-in at a key customer and a decline in sales to several of our specialty retailers. Consistent with our strategy, we purposefully scaled back sales to the off-price channel which were down approximately 51.7% compared with the second quarter of 2012. In addition, the second quarter of 2012 included increased sales from a packaging change.
International net sales increased $3.4 million, or 40.6%, to $11.8 million, or 23.2% of our net sales for the three months ended June 30, 2013 from $8.4 million, or 11.6% of our net sales for the three months ended June 30, 2012. Included in the North America segment in the three months ended June 30, 2013 and 2012 are net sales of $1.8 million and $7.8 million, respectively, that were sold from the United States to customers with a “ship to” location outside of the United States. Including these sales in the international segment, international net sales decreased 15.9%, and North America net sales decreased 33.9%. The decrease in adjusted international net sales is due to decreased sales of $2.4 million to our former distributor in Canada as we transition to a direct sales model in that country. As of July 1, 2013, the Company has established a subsidiary in Canada and expects to have sales starting in the third quarter of 2013.
Gross Profit
Gross profit decreased $12.4 million, or 35.3%, to $22.8 million for the three months ended June 30, 2013 from $35.2 million for the three months ended June 30, 2012. Gross margin was 44.9% for the three months ended June 30, 2013 compared to 48.6% for the three months ended June 30, 2012.
North America gross margin was 44.3% for the three months ended June 30, 2013 compared to 48.5% for the three months ended June 30, 2012.
International gross margin was 46.6% for the three months ended June 30, 2013 compared to 49.1% for the three months ended June 30, 2012.
The decrease in gross margin is primarily due to the impact of the gaming category carrying lower gross margins, coupled with higher sales allowances on gaming products in the retail channel which was not in place a year ago. In addition, gross margin was negatively impacted by certain sales allowances associated with the transition to a direct sales model in Canada and higher raw material costs.
Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation so as to better reflect where these costs should reside in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.5 million, or 2.0%, to $24.0 million for the three months ended June 30, 2013 from $23.5 million for three months ended June 30, 2012. Selling, general and administrative expenses in the second quarter of 2013 include $1.1 million in costs related to the closure of the San Clemente, California office. In June, 2013, we announced plans to consolidate our marketing, creative, business development and legal departments as well as certain sales and international personnel to our headquarters in Park City, Utah and plans to close the office in San Clemente, California. The relocation is expected to commence in the summer of 2013 and be completed by the fourth quarter of 2013. We expect to incur an associated pre-tax restructuring charge for employee severance, employee relocation and office closure costs of $3.0 million to $3.8 million. We continue to invest in marketing and demand creation with an increase in marketing expenses of $0.6 million compared to the same quarter of the prior year. These increases were offset by the our cost control initiatives which included a reduction in travel related expenses of $0.7 million.
As a percentage of net sales, selling, general and administrative expenses increased 14.8% percentage points to 47.2% for the three months ended June 30, 2013 from 32.4% for the three months ended June 30, 2012.
We expect to continue to make critical investments in the business to support long-term growth. These investments include demand creation including point of sale merchandising and higher operating costs to support our gaming and international expansion.
Income (loss) from Operations
As a result of the factors above, income (loss) from operations decreased $12.9 million to $(1.2) million for the three months ended June 30, 2013 from $11.7 million for the three months ended June 30, 2012. Income (loss) from operations as a percentage of net sales decreased to (2.3)% for the three months ended June 30, 2013 from 16.2% for the three months ended June 30, 2012.

Other Expense (Income)
Other income was $0.2 million for the three months ended June 30, 2013 which was related to foreign currency transaction gains. Other expense for the three months ended June 30, 2012 primarily consisted of foreign currency remeasurement losses.
Interest Expense
Interest expense for the three months ended June 30, 2013 was consistent with interest expense for the three months ended June 30, 2012. Interest expense primarily includes the amortization of deferred financing fees and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $0.3 million for the three months ended June 30, 2013 compared to income tax expense of $4.3 million for the three months ended June 30, 2012. Our effective tax rate for the three months ended June 30, 2013 and June 30, 2012 was 34.8% and 38.9%, respectively. Our effective tax rate differs from the United States federal statutory rate of 35% mostly due to incentive stock options as well as its operations in countries that have different statutory rates than the United States. Our effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.
Net Income (Loss)
As a result of the factors above, net loss was $0.7 million for the three months ended June 30, 2013 compared to net income of $6.8 million for the three months ended June 30, 2012.
Noncontrolling Interest
We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended June 30, 2013 and 2012 consists of losses from our Mexico joint venture that are attributable to the other partner in the joint venture.
Net Income (Loss) Attributable to Skullcandy, Inc.
As a result of the factors above, net income (loss) attributable to Skullcandy, Inc. was $(0.6) million and $6.8 million for the three months ended June 30, 2013 and 2012, respectively.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Net Sales
Net sales decreased $37.9 million, or 30.1%, to $87.8 million for the six months ended June 30, 2013 from $125.7 million for the six months ended June 30, 2012.
North America net sales decreased $42.5 million, or 38.6%, to $67.7 million, or 77.0% of our net sales for the six months ended June 30, 2013 from $110.2 million, or 87.7% of our net sales for the six months ended June 30, 2012. Consistent with our strategy, we purposefully scaled back sales to the off-price channel which were down approximately 56.0% compared with the six months ended June 30, 2012. The prior year was aided by lower retail customer inventory coming out of the holiday season and a packaging change that led to higher sales.
International net sales increased $4.7 million, or 30.0%, to $20.2 million, or 23.0% of our net sales for the six months ended June 30, 2013 from $15.5 million, or 12.3% of our net sales for the six months ended June 30, 2012. Included in the North America segment in 2013 and 2012 are net sales of $3.9 million and $11.2 million, respectively, that were sold from the United States to customers with a “ship to” location outside of the United States. Including these sales in the international segment, international net sales decreased 9.8%, and North America net sales decreased 35.6%. The decrease in adjusted international net sales is primarily due to decreased sales of $2.9 million to our former distributor in Canada as we transition to a direct sales model in that country. As of July 1, 2013, we established a subsidiary in Canada and will have sales starting in the third quarter of 2013.

Gross Profit
Gross profit decreased $21.6 million, or 35%, to $39.3 million for the six months ended June 30, 2013 from $60.8 million for the six months ended June 30, 2012. Gross margin was 44.7% for the six months ended June 30, 2013 compared to 48.4% for the six months ended June 30, 2012.
North America gross margin was 44.0% for the six months ended June 30, 2013 compared to 47.9% for the six months ended June 30, 2012.
International gross margin was 47.2% for the six months ended June 30, 2013 compared to 51.5% for the six months ended June 30, 2012.
The decrease in gross margin is primarily due to the impact of the gaming category carrying lower gross margins, coupled with higher sales allowances on gaming products in the retail channel which was not in place a year ago. In addition, gross margin was negatively impacted by certain sales allowances associated with the transition to a direct sales model in Canada and higher raw material costs. In addition, there was a write-off of $0.8 million of inventory related to end of life, or EOL, products that contributed to the decline in gross margin.
Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation so as to better reflect where these costs should reside in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.6 million, or 5.5%, to $50.3 million for the six months ended June 30, 2013 from $47.6 million for six months ended June 30, 2012. Selling, general and administrative expenses for the six months ended June 30, 2013 includes $1.2 million in expenses associated with the departure of our former chief executive officer. We also recorded a loss of $2.0 million related to disposals of property and equipment for certain EOL products. Additionally, we recorded $1.1 million in costs related to the closure of the San Clemente, California office. In June, 2013, we announced plans to consolidate our marketing, creative, business development and legal departments as well as certain sales and international personnel to our headquarters in Park City, Utah and plans to close the office in San Clemente, California. These increases were offset by our cost control initiatives which included a reduction in travel related expenses of $1.1 million.
As a percentage of net sales, selling, general and administrative expenses increased 19.3% percentage points to 57.2% for the six months ended June 30, 2013 from 37.9% for the six months ended June 30, 2012.
Income (loss) from Operations
As a result of the factors above, income (loss) from operations decreased $24.2 million to $(11.0) million for the six months ended June 30, 2013 from $13.2 million for the six months ended June 30, 2012. Income (loss) from operations as a percentage of net sales decreased to (12.5)% for the six months ended June 30, 2013 from 10.5% for the six months ended June 30, 2012.
Other Expense (Income)
Other expense was comparable for the six months ended June 30, 2013 and 2012, and related to foreign currency transaction losses.
Interest Expense
Interest expense for the six months ended June 30, 2013 was consistent with interest expense for the six months ended June 30, 2012. Interest expense primarily includes the amortization of deferred financing fees and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $3.7 million for the six months ended June 30, 2013 compared to income tax expense of $4.6 million for the six months ended June 30, 2012. Our effective tax rate for the six months ended June 30, 2013 and June 30, 2012 was 32.7% and 36.8%, respectively. Our effective tax rate differs from the United States federal statutory rate of 35% mostly related to incentive stock options as well as operating in countries that have different statutory rates than the United

States. Our effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.
Net Income (Loss)
As a result of the factors above, net loss was $7.8 million for the six months ended June 30, 2013 compared to net income of $7.9 million for the six months ended June 30, 2012.
Noncontrolling Interest
We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the six months ended June 30, 2013 and 2012 consists of income (losses) from our Mexico joint venture that is attributable to the other partner in the joint venture.
Net Income (Loss) Attributable to Skullcandy, Inc.
As a result of the factors above, net income (loss) attributable to Skullcandy, Inc. was $(7.7) million and $7.9 million for the six months ended June 30, 2013 and 2012, respectively.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash and cash equivalents at beginning of period	$19,345	$23,302
Net cash provided by (used in) operating activities	12,114	(7,882)
Net cash used in investing activities	(1,907)	(4,172)
Net cash provided by (used in) financing activities	120	(4,337)
Effect of exchange rate changes on cash and cash equivalents	36	60
Cash and cash equivalents at end of period	$29,708	$6,971
Net Cash Provided by (Used in) Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization expense, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.
For the six months ended June 30, 2013, net cash provided by operating activities was $12.1 million and consisted of a net loss of $7.8 million plus $8.6 million of non-cash items, plus $11.3 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $33.3 million, a decrease in prepaid expenses and other current assets of $2.7 million, offset by an increase in inventory of $9.6 million and a decrease in accounts payable of $6.9 million and accrued liabilities of $8.2 million.
For the six months ended June 30, 2012, net cash used in operating activities was $7.9 million and consisted of net income of $7.9 million plus $5.1 million of non-cash items, less $20.9 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in prepaid expenses and other current assets of $2.7 million, offset by an increase in inventory of $11.3 million and a decrease in accounts payable of $5.1 million and accrued liabilities of $7.2 million.

Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures. Net cash used in investing activities was $1.9 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.
Net Cash Used in Financing Activities. Net cash provided by financing activities was immaterial for the six months ended June 30, 2013. Net cash used in financing activities was $4.3 million for the six months ended June 30, 2012 and primarily resulted from the repayment of our credit facility.
We believe that our cash, cash flow from operating activities, available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Indebtedness
On August 31, 2010, we entered into a revolving credit and security agreement, or the credit facility, with PNC Bank and UPS Capital Corporation, as lenders. The credit facility provides for revolving loans and letters of credit of up to $28.8 million (which may be increased to up to $50.0 million upon our request subject to certain conditions) and expires on August 31, 2013. The credit facility is secured by substantially all of our assets. The total amount of available borrowings is subject to limitations based on specified percentages of the value of eligible receivables and inventory. At June 30, 2013, there were no outstanding borrowings and we had $28.5 million of additional availability under the credit facility. We may request up to two increases in the total maximum available amount of the credit facility from the existing lenders, each in an amount not to exceed $10.6 million, such that the aggregate amount of the facility does not exceed $50.0 million. We are required to pay a commitment fee on any unused credit facility commitments at a per annum rate of 0.50%. The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends or make other distributions, make investments, make loans and make capital expenditures, and requires that we maintain a Fixed Charge Coverage Ratio (as defined in the credit facility) of not less than 1.15 to 1.0, measured on a trailing 12-month basis. At June 30, 2013, we were in compliance with all financial covenants.
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
The credit facility, as amended, expires on August 31, 2013. We are currently negotiating a new credit facility that we expect will have terms similar to the expiring credit facility. We cannot guarantee that we will be able to obtain a new credit facility with similar terms prior to the expiration of our existing facility.
Contractual obligations
In the three and six months ended June 30, 2013, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2012.
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
Accounts Receivable
Throughout the year, we perform credit evaluations of our retailers and distributors, and we adjust credit limits based on payment history and the retailer’s or distributor’s current creditworthiness. We continuously monitor our collections and maintain an allowance for doubtful accounts based on our historical experience and any specific customer collection issues that have been identified. We record a specific reserve for individual accounts when we become aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to a customer change, we would further adjust estimates of the recoverability of receivables. Bad debt expense is reported as a component of selling, general and administrative expenses. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our retailers or distributors could have an adverse impact on our profits.
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
Long-Lived Assets Including Goodwill and Intangible Assets
We review property and equipment and certain identifiable intangible assets, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. During the six months ended June 30, 2013, we recorded a loss of $2.0 million related to disposals of property and equipment for certain EOL products. Depreciation expense is an estimate and the difference between actual and estimated useful lives may result in future write offs of property and equipment.
Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill or intangible asset impairment charges in the six months ended June 30, 2013.
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
Stock Option exchange
On June 13, 2013, we held our annual stockholder meeting, and as part of that meeting stockholders voted to approve a one-time option exchange program for eligible employees. This one-time stock option exchange permits eligible employees to surrender outstanding stock options with an exercise price of $9.62 or greater for cancellation in exchange for the grant of new replacement options to purchase a lesser number of shares with an exercise price equal to the closing price of our common stock on the grant date for the replacement options. The option exchange is intended to be value neutral from an accounting standpoint. The aggregate fair value of the replacement options to be granted will be approximately equal to the aggregate fair value of the options that are surrendered. We intend to commence the option exchange program as soon as practicable, and no later than twelve months following the date of stockholder approval.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We maintain a credit facility that provides for revolving loans and letters of credit of up to $28.5 million (which may be increased to up to $50.0 million upon our request subject to certain conditions). At June 30, 2013, there were no borrowings outstanding and we had $28.5 million of additional availability under the credit facility which expires on August 31, 2013. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the six months ended June 30, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of June 30, 2013 was an asset of $0.2 million compared to a liability of $0.1 million as of December 31, 2012. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be $2.6 million as of June 30, 2013 compared with a decrease of approximately $2.1 million as of December 31, 2012. If adjustments for credit risk were to be included, the decrease would be smaller.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are heavily dependent upon the contributions, talent and leadership of our current executive officers. The loss of any executive officers or the inability to attract or retain qualified executive officers could delay the development and introduction of, and harm our ability to sell our products and damage our brand, which could have a material adverse effect on our results of operations. On February 8, 2013, Jeremy Andrus, our Chief Executive Officer and director, announced that he was resigning from these positions effective immediately. Rick Alden our founder and director, was named Interim Chief Executive Officer until March 18, 2013 when Hoby Darling was named Chief Executive Officer and director. In addition, Kyle Wescoat, Senior Vice President and Chief Financial Officer, Richard Sargente, Vice President North American Sales, Aaron Behle, Vice President International Sales, and Nate Morley, Vice President of Global Marketing have notified us that they will be resigning from their positions. These changes in management may have a negative effect on our business and operations. Our future success also depends on our ability to attract and retain additional qualified design and marketing personnel. We face significant competition for these individuals worldwide and we may not be able to attract or retain these employees. We expect to make additional changes in our management and key personnel. We believe these changes are important to the future development of our brand and our growth. However, we cannot be certain that we will be able to attract and retain qualified replacements or that these changes will result in the desired improvements, and our business and operations could suffer as a result.
We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.
We have experienced rapid growth since our inception in 2003. We increased our net sales from $9.1 million in 2006 to $297.7 million in 2012. However, net sales for the six months ended June 30, 2013 were $37.9 million, or approximately 30%, less than the net sales for the same six month period in 2012. We cannot assure you that we will be able to reverse the decline in our net sales. Our future success will depend upon various factors, including the strength of our brand image, market demand for our current and future products, competitive conditions, compatibility of our products with portable media devices and smartphones and the implementation of our growth strategy. We intend to finance our anticipated growth through cash flows generated from sales to our existing retailers and distributors and borrowings under our credit facility. However, if our net sales continue to decline, we may not have the cash flow necessary to pursue our growth strategy. Additionally, our existing credit facility expires in August 2013. We are currently negotiating a new facility to replace the expiring facility; however, we cannot assure you that we will be successful in obtaining a new credit facility on favorable terms, or at all. If we are unable to obtain a new credit facility we may be unable to fund some of our anticipated growth.
We expect to continue to expand our international infrastructure and add personnel, which will cause our selling, general and administrative expenses to increase in absolute dollars and which may cause our selling, general and administrative expenses to increase as a percentage of net sales. Because these expenses are generally fixed, particularly in the short-term, if we do not achieve our anticipated growth, our operating results may be adversely impacted. If we experience growth in our operations, our operational, administrative, financial and legal procedures and controls may need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business plan. Our future success will depend substantially on our ability to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our operating results could be adversely affected.
If the popularity or growth of the portable media device, smartphone and gaming console markets stagnates or our products are no longer compatible with these devices, our business and financial condition may be negatively affected.
We have experienced rapid growth in the past due in part to the popularity of, and increase in demand for, portable media devices, smartphones and gaming consoles. We expect that sales of such products will continue to drive a substantial portion of our net sales in the future. However, the markets for portable media devices, smartphones and gaming consoles continues to evolve rapidly and are dominated by several large companies. Increased competition in the headphones market from established media device companies, a decline in demand or popularity for such products due to technological change or otherwise, legal restrictions or the inability to use our products with portable media devices, smartphones or gaming consoles, may negatively affect our business and financial condition.
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

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: August 2, 2013	By:	/s/ HOBY DARLING
Hoby Darling
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	By:	/s/ KYLE WESCOAT
Kyle Wescoat
Chief Financial Officer
(Principal Financial Officer)