Form 10-Q
period 2013-09-30
SKULLCANDY, INC.
filed 2013-11-06
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2013, 27,778,248 shares of the registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	As of September 30, 2013	As of September 30, 2012	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$34,697	$1,898	$19,345
Accounts receivable, net	41,222	60,022	76,307
Inventories	48,744	55,387	41,567
Prepaid expenses and other current assets	3,628	6,126	5,604
Deferred taxes	3,399	3,164	2,943
Total current assets	131,690	126,597	145,766
Property and equipment, net	11,628	14,637	16,000
Intangibles	11,361	12,854	12,481
Goodwill	13,867	13,867	13,867
Deferred financing fees	211	221	161
Total assets	$168,757	$168,176	$188,275
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,858	$14,211	$22,887
Accrued liabilities	13,629	18,774	21,047
Bank line of credit	—	5,176	—
Total current liabilities	30,487	38,161	43,934
Deferred taxes	2,133	1,128	2,219
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3	3	3
Treasury stock	(43,294)	(43,294)	(43,294)
Additional paid-in capital	129,736	126,454	128,676
Accumulated other comprehensive income (loss)	(377)	398	(22)
Retained earnings	49,613	44,755	56,218
Total Skullcandy stockholders’ equity	135,681	128,316	141,581
Noncontrolling interests	456	571	541
Total stockholders’ equity	136,137	128,887	142,122
Total liabilities and stockholders’ equity	$168,757	$168,176	$188,275

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$50,004	$71,000	$137,843	$196,716
Cost of goods sold	27,573	37,315	76,141	102,208
Gross profit	22,431	33,685	61,702	94,508
Selling, general and administrative expenses	21,917	23,065	72,179	70,687
Income (loss) from operations	514	10,620	(10,477)	23,821
Other expense	153	219	443	592
Interest expense	125	184	339	455
Income (loss) before income taxes and noncontrolling interests	236	10,217	(11,259)	22,774
Income tax expense (benefit)	(842)	3,782	(4,568)	8,391
Net income (loss)	1,078	6,435	(6,691)	14,383
Net income (loss) attributable to noncontrolling interests	1	(57)	(86)	(33)
Net income (loss) attributable to Skullcandy, Inc.	$1,077	$6,492	$(6,605)	$14,416
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.04	$0.24	$(0.24)	$0.53
Diluted	0.04	0.23	(0.24)	0.51
Weighted average common shares outstanding
Basic	27,764,914	27,461,021	27,728,489	27,361,173
Diluted	27,879,842	28,130,470	27,728,489	28,031,085

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,078	$6,435	$(6,691)	$14,383
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax benefit of $79 and $47 for the three and nine months ended September 30, 2013, and tax benefit of $72 and tax expense of $36 for the three and nine months ended September 30, 2012, respectively	(699)	(173)	(414)	147
Foreign currency translation adjustment	13	70	59	133
Comprehensive income (loss)	392	6,332	(7,046)	14,663
Comprehensive income (loss) attributable to noncontrolling interests	1	(57)	(86)	(33)
Comprehensive income (loss) attributable to Skullcandy, Inc.	$391	$6,389	$(6,960)	$14,696
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income (loss)	$(6,691)	$14,383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,933	4,287
Loss on disposal of property and equipment	1,991	—
Provision for doubtful accounts	853	1,546
Deferred income taxes	(2,505)	(1,666)
Noncash interest expense	164	180
Stock-based compensation expense	2,945	5,101
Changes in operating assets and liabilities:
Accounts receivable	34,220	(10,914)
Inventories	(7,196)	(11,378)
Prepaid expenses and other current assets	1,556	2,542
Accounts payable	(6,056)	(9,039)
Accrued liabilities	(7,441)	(6,320)
Net cash provided by (used in) operating activities	18,773	(11,278)
Investing activities
Purchase of property and equipment	(3,434)	(7,796)
Net cash used in investing activities	(3,434)	(7,796)
Financing activities
Net repayments on bank line of credit	—	(4,708)
Debt issuance costs	(214)	—
Proceeds from exercise of stock options	167	1,758
Income tax benefit from stock option exercises	(87)	546
Net cash used in financing activities	(134)	(2,404)
Effect of exchange rate changes on cash and cash equivalents	147	74
Net increase in cash and cash equivalents	15,352	(21,404)
Cash and cash equivalents, beginning of period	19,345	23,302
Cash and cash equivalents, end of period	$34,697	$1,898
Supplemental cash flow information:
Cash paid for interest	175	113
Cash paid for income tax	7,028	10,718

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
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of September 30, 2013 and 2012 and December 31, 2012 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 and the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The September 30, 2012 balance sheet is presented to understand the impact of seasonal fluctuations on financial condition. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
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
In 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on our financial position, results of operations, or cash flows.

(3) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales Customer A	10.8%	*	10.7%	*
Net Sales Customer B	16.0%	11.8%	17.3%	11.8%
* Indicates less than 10% of net sales for the period
Customer B accounted for 19.2% and 25.3% of the Company’s accounts receivable as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2012, Customer B accounted for less than 10% of the Company's accounts receivable. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
(4) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2012	$2,561	$4,069
Provision	853	15,942
Deductions	(1,919)	(16,010)
Balance, September 30, 2013	$1,495	$4,001
(5) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2012	$1,207
Warranty Claims	(1,220)
Warranty Costs Accrued	1,432
Balance at September 30, 2013	$1,419

(6) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	September 30, 2013	September 30, 2012	December 31, 2012
	(in thousands)
Cost:
Leasehold improvements	$3,116	$2,488	$3,185
Furniture and fixtures	7,912	6,790	7,518
Other equipment	6,293	6,939	6,931
Computer equipment and software	6,202	3,808	5,104
Vehicles	195	146	174
	23,718	20,171	22,912
Less accumulated depreciation	(12,090)	(5,534)	(6,912)
Property and equipment, net	$11,628	$14,637	$16,000
(7) Net Income per Share
Basic net income per common share is computed by dividing the net income (loss) attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income per common share reflects the effects of potentially dilutive securities, which consist of unvested restricted stock and stock options.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$1,077	$6,492	$(6,605)	$14,416
Denominator
Weighted average common stock outstanding for basic net income per common share	27,765	27,461	27,728	27,361
Effect of dilutive securities—unvested restricted stock and stock options	115	669	—	670
Weighted average common shares and dilutive securities outstanding	27,880	28,130	27,728	28,031
For the three and nine months ended September 30, 2013, 2,384,675 shares and 2,473,861 shares, respectively, subject to stock options and restricted stock units were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2012, 2,663,161 shares and 2,692,889 shares, respectively, subject to stock options and restricted stock units were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (“PSUs”) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of September 30, 2013 and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 273,881 as of September 30, 2013. These amounts were also excluded from the computation of anti-dilutive securities.
(8) Debt
Credit Facility
On August 19, 2013, the Company entered into a new credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank, National Association, as lender, which provides a line of credit of up to $50,000,000. As a subfeature, the credit facility provides for letters of credit up to $10,000,000. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company.
The credit facility requires the Company to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.5 to 1.0 as of the last day of each fiscal quarter; (b) asset ratio

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

not less than 1.35 to 1.00 as of the last day of each fiscal quarter; (c) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter set forth in the table below, determined as of the last day of each such fiscal quarter, not less than the amount set forth opposite the relevant fiscal quarter:

Fiscal Quarter	Net income attributable to Skullcandy, Inc.
The fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014	$2,500,000
The fiscal quarters ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015	5,000,000
The fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016	7,500,000
The fiscal quarters ending December 31, 2016 and each fiscal quarter thereafter	$10,000,000

(d) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter ending after August 19, 2013 and on or prior to December 31, 2013 in which an advance under the Line of Credit is made, determined as of the last day of each such fiscal quarter, not less than zero.
The Company’s credit facility also contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $12 million in aggregate; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2,000,000 in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions
At September 30, 2013, September 30, 2012 and December 31, 2012 total borrowings outstanding were $0, $5,176,000 and $0, respectively. At September 30, 2013, the Company had $50,000,000 of additional availability under the credit facility. At September 30, 2013, the Company was in compliance with all financial covenants.
(9) Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment. Based on the nature of the financial information that is reviewed by the chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States, Canada and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy and Astro Gaming product sales generated in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the three months ended September 30, 2013 and 2012 are international net sales of $932,000 and $2,976,000, respectively, that were sold from the United States to customers with a “ship to” location outside of North America. Included in the North America segment for the nine months ended September 30, 2013 and 2012 are international net sales of $4,859,000 and $11,238,000, respectively, that were sold from the United States to customers with a “ship to” location outside of the North America. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. Information related to the Company’s operating segments is as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net sales
North America	$34,793	$57,412	$102,464	$167,613
International	15,211	13,588	35,379	29,103
Consolidated	50,004	71,000	137,843	196,716
Gross profit
North America	15,108	26,753	44,853	79,585
International	7,323	6,932	16,849	14,923
Consolidated	22,431	33,685	61,702	94,508
Income (loss) from operations
North America	(2,202)	7,426	(13,969)	17,698
International	2,716	3,194	3,492	6,123
Consolidated	$514	$10,620	$(10,477)	$23,821

	As ofAs of September 30,	As ofAs of September 30,	As of December 31,
	2013	2012	2012
	(in thousands)
Identifiable assets
North America	$114,326	$116,026	$134,422
International	54,431	52,150	53,853
Consolidated	168,757	168,176	188,275
Long-lived assets
North America	13,321	16,116	17,439
International	9,668	11,375	11,042
Consolidated	22,989	27,491	28,481
Goodwill
North America	6,805	6,805	6,805
International	7,062	7,062	7,062
Consolidated	$13,867	$13,867	$13,867
(10) Stock-Based Compensation
The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock, performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The PSUs entitle each participant to earn a number of shares of the Company’s common stock ranging from 0%-150% of the target number of PSUs granted based on the attainment of certain pre-determined financial and stock price performance goals during the performance period running from January 1, 2012 to December 31, 2014 (the “Performance Period”). Each PSU will vest and be earned as of January 1, 2015 as follows: (i) 0-105% of the Target PSUs (as defined in the grant) will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual earnings per share during the Performance Period, and (ii) 0-45% of the Target PSUs will fully vest and be earned based on attainment of certain levels of year to year growth in the Company’s annual revenue during the Performance Period. In no event will more than 100% of the Target PSUs fully vest and be earned unless the Company’s stock price reaches a certain minimum level during the performance period. The Company has not recorded any stock-based compensation expense on its PSUs as the Company does not believe that it is probable that the performance criteria will be met.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.
Stock Option Exchange
On August 6, 2013, the Company commenced a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $9.62 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, on September 4, 2013, the Company closed the exchange program and accepted outstanding options to purchase an aggregate of 1,120,847 shares of the Company’s common stock, with exercise prices ranging from $9.62 to $20.00, and issued, in exchange, an aggregate of 532,427 New Options with an exercise price of $5.33. The New Options will cliff vest in increments of 25% on each anniversary for the next four years. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 588,420 shares, which increased the number of future shares available to be issued.

     The Company will not record additional compensation cost related to the exchange as the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. The Company will recognize the remaining unamortized compensation cost related to the exchanged options over the vesting period of the new options. At September 30, 2013, there was $3,168,763 of total unrecognized compensation cost related to these new options. This unrecognized compensation cost is equal to the fair value of the new options expected to vest and will be recognized over a weighted-average period of 3.9 years.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the nine months ended September 30, 2013:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	3,984,439	0.37 – 20.00	13.68
Granted (2)	758,240	5.07 – 5.33	5.27
Exercised	(42,405)	1.85 – 5.26	3.95
Canceled or Forfeited (2)	(2,261,313)	7.42 – 20.00	15.51
Balance at September 30, 2013	2,438,961	0.37 – 20.00	9.54	5.84	1,038,828
Vested and Exercisable	1,558,942	0.37 – 20.00	11.09	3.72	338,007
Unvested	880,019	5.07 – 20.00	6.80	9.59	700,821
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of September 30, 2013
(2) The Company closed the exchange program and canceled vested and unvested outstanding options of 1,120,847 in exchange for 532,427 new unvested options with an exercise price of $5.33. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 588,420 shares
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the nine months ended September 30, 2013:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	270,133	$12.10
Granted	—	—
Vested	—	—
Forfeited	(87,546)	11.27
Balance at September 30, 2013	182,587	$12.50
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the nine months ended September 30, 2013:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2012	52,777	$12.06
Granted	985,627	5.20
Vested	(31,600)	14.45
Forfeited	—	—
Balance at September 30, 2013	1,006,804	$5.27
Summary of Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and RSUs of $2,944,858 and $5,101,000 for the nine months ended September 30, 2013 and 2012, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock options and RSUs as of September 30, 2013 was $9,435,079 which is expected to be recognized over the weighted average remaining vesting period of 3.52 years.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
As of September 30, 2013, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	4	€6,425	$8,414
Sell GBP/Buy USD Forward Contract	4	£3,158	$4,881
	8		$13,295
These contracts have maturities of three months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Sell EUR/Buy USD Forward Contract	$(405)	$139	Net sales	$(48)	$273	Net sales	$(1)	$—
Sell GBP/Buy USD Forward Contract	(332)	(113)	Net sales	36	(2)	Net sales	—	(1)
	$(737)	$26		$(12)	$271		$(1)	$(1)

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Nine months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine months ended
	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Sell EUR/Buy USD Forward Contract	$(267)	$641	Net sales	$(30)	$400	Net sales	$6	$1
Sell GBP/Buy USD Forward Contract	18	(135)	Net sales	243	(55)	Net sales	2	(1)
	$(249)	$506		$213	$345		$8	$—
The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) (deferred losses of $(510,000)) will be realized in the consolidated statements of operations within the next three months and the amount will vary depending on market rates.
Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions, are reflected in the accompanying consolidated statements of operations under the caption “Other expense ” As of September 30, 2013, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	2	€2,427	$3,253
Sell GBP/Buy USD Forward Contract	2	£1,085	1,705
	4		$4,958
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,
		2013	2012
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	$(90)	$(30)
Sell GBP/Buy USD Forward Contract	Other expense (income)	(53)	(28)
		$(143)	$(58)
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(58)	$(19)
Sell GBP/Buy USD Forward Contract	Net sales	(66)	(24)
		$(124)	$(43)

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
		2013	2012
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	$(39)	$(14)
Sell GBP/Buy USD Forward Contract	Other expense (income)	(28)	(44)
		$(67)	$(58)
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	(82)	2
Sell GBP/Buy USD Forward Contract	Other expense (income)	(21)	(42)
		$(103)	$(40)
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$(279)	$(53)
Sell GBP/Buy USD Forward Contract	—	—	(231)	(9)
	$—	$—	$(510)	$(62)
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$2	$(30)	$(37)
Sell GBP/Buy USD Forward Contract	—	—	(52)	(21)
	$—	$2	$(82)	$(58)
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Assets
Derivative Financial Instruments	$—	$—	$—	$2	$—	$—	$—	$2
Liabilities
Derivative Financial Instruments	$—	$—	$(593)	$(120)	$—	$—	$(593)	$(120)
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
Income tax expense (benefit) for the three months ended September 30, 2013 and 2012 was $(842,000) and $3,782,000, respectively, or approximately (358.3)% and 36.8% of pre-tax income (loss). The Company’s effective tax rate at September 30, 2013 differs from the United States federal statutory rate of 35% mostly due to the accounting treatment of the stock option exchange program. The modification of incentive stock options (“ISO”) caused the disqualification of the awards as ISO's. If ISO status is disallowed because of a disqualifying modification, then the award is treated as if it had been a non-qualified option since inception. As a result, a deferred tax benefit is recorded for all compensation cost recognized for the award through the modification date. During the three months ended September 30, 2013, a tax effected $1,030,000 deferred tax benefit was recorded for the amount of ISO compensation expense previously recognized. Income tax expense (benefit) for the nine months ended September 30, 2013 and 2012 was $(4,568,000) and $8,391,000, respectively, or approximately 40.9% and 36.8% of pre-tax income (loss). The Company’s effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income (loss) in countries with lower statutory rates versus countries with higher statutory rates.
The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of September 30, 2013, September 30, 2012 and December 31, 2012, the Company had $363,000, $281,000 and $316,000, respectively of uncertain tax liabilities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.
On September 19, 2013, the Internal Revenue Service issued final regulations under sections 162(a) and 263(a) of the Internal Revenue Code pertaining to the treatment of amounts paid to acquire, produce or improve tangible property.  The Company is currently analyzing how it will be affected by the regulations but does not anticipate any material impact on its financial statements.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

(13) Accumulated other comprehensive income (loss)

	Unrealized Gains (Losses) on Cash Flow Hedges	Foreign Currency Translation	Estimated tax (expense) benefit on cash flow hedges	Total
	(in thousands)
Balance, December 31, 2012	$(48)	$21	$5	$(22)
Other comprehensive income (loss) before reclassifications	(674)	59	47	(568)
Amounts reclassified from accumulated other comprehensive income	213	—	—	213
Net current period other comprehensive income	(461)	59	47	(355)
Balance, September 30, 2013	$(509)	$80	$52	$(377)
(14) Commitments and Contingencies
The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
(15) Costs Associated with Exit or Disposal Activities
In June, 2013, the Company announced plans to consolidate its marketing, creative, business development and legal departments as well as certain sales and international personnel to the Company’s headquarters in Park City, Utah and close the office in San Clemente, California. For the three month period ended September 30, 2013, the Company recorded expense of approximately $973,000, of which $248,000 related to severance, $468,000 of depreciation related to the change in useful lives of property and equipment expected to be disposed, $147,000 in charges associated with subleasing the former office space, and $109,000 related to relocation and professional service expenses. For the nine month period ended September 30, 2013, the Company recorded expense of approximately $2,082,000, of which $1,198,000 related to severance, $588,000 of depreciation related to the change in useful lives of property and equipment expected to be disposed, $147,000 in charges associated with subleasing the former office space, and $149,000 related to relocation and professional service expenses. Expenses are recorded in selling, general and administrative expenses for the North America segment. The Company expects to incur approximately $350,000 during the fourth quarter of 2013, and does not anticipate any material charges to be incurred subsequent to December 31, 2013.
The Company initially recorded a liability of $991,000 as of June 30, 2013, and the following is a rollforward of the liability balance related to the closure of the San Clemente office closure:

Liability as of June 30, 2013	$991,000
Additions	180,000
Payments	(814,000)
Liability as of September 30, 2013	$357,000

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
Overview
Skullcandy, Inc., a Delaware corporation (the “Company”), is the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. Skullcandy designs, markets and distributes audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Skullcandy was launched in 2003 and quickly became one of the world's most distinct audio brands by bringing unique technology, color, character and performance to an otherwise monochromatic space; helping to revolutionize the audio arena by introducing headphones, earbuds and other audio and wireless lifestyle products that possess unmistakable style and exceptional performance. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide.
Our net sales are derived primarily from the sale of audio and gaming headphones and other accessory related products. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to select consumer electronics, sporting goods and mobile phone retailers including Best Buy, Target and Dick’s Sporting Goods. Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year.
Segment Information
We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following that acquisition we began to operate in two segments –North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States, Canada and Mexico (through our joint venture). The International segment primarily includes Skullcandy and Astro Gaming product sales generated in Europe and Asia that are served by our European and Asian operations.
Basis of Presentation
Our net sales are derived primarily from the sale of audio and gaming headphones and other accessory related products under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. Amounts billed to retailers and distributors for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments.

Gross profit is influenced by cost of goods sold, which consists primarily of product costs, packaging, freight, duties warehousing, warranty costs and depreciation on tooling assets held at our contract manufacturers.
Our selling, general and administrative expenses consist primarily of wages and related payroll and employee benefit expenses, including stock-based compensation, marketing and advertising expense, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent, depreciation and amortization and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising, brand building fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, DJs, musicians and artists.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Net sales	$50,004	100.0%	$71,000	100.0%	$137,843	100.0%	$196,716	100.0%
Cost of goods sold	27,573	55.1%	37,315	52.6%	76,141	55.2%	102,208	52.0%
Gross profit	22,431	44.9%	33,685	47.4%	61,702	44.8%	94,508	48.0%
Selling, general and administrative expenses	21,917	43.8%	23,065	32.5%	72,179	52.4%	70,687	35.9%
Income (loss) from operations	514	1.0%	10,620	15.0%	(10,477)	(7.6)%	23,821	12.1%
Other expense (income)	153	0.3%	219	0.3%	443	0.3%	592	0.3%
Interest expense	125	0.2%	184	0.3%	339	0.2%	455	0.2%
Income (loss) before income taxes and noncontrolling interests	236	0.5%	10,217	14.4%	(11,259)	(8.2)%	22,774	11.6%
Income tax expense (benefit)	(842)	(1.7)%	3,782	5.3%	(4,568)	(3.3)%	8,391	4.3%
Net income (loss)	1,078	2.2%	6,435	9.1%	(6,691)	(4.9)%	14,383	7.3%
Net income (loss) attributable to noncontrolling interests	1	—%	(57)	(0.1)%	(86)	(0.1)%	(33)	—%
Net income (loss) attributable to Skullcandy, Inc.	$1,077	2.2%	$6,492	9.1%	$(6,605)	(4.8)%	$14,416	7.3%
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Net Sales
Net sales decreased $21.0 million, or 29.6%, to $50.0 million for the three months ended September 30, 2013 from $71.0 million for the three months ended September 30, 2012.
North America net sales decreased $22.6 million, or 39.4%, to $34.8 million, or 69.6% of our net sales for the three months ended September 30, 2013 from $57.4 million, or 80.9% of our net sales for the three months ended September 30, 2012. Contributing to the decrease in net sales is increased competition in the audio and gaming headphone markets. Additionally contributing to the decrease, and consistent with the strategy stated in previous quarters, we continued to scale back our sales to the off-price channel, which were down approximately $4.4 million, or 74.6%, compared with the three months ended September 30, 2012. We expect sales to the off-price channel to continue to be down more than 50% in the fourth quarter of 2013. There was also a decrease in net sales of $2.2 million as a result of the transition to a direct distribution model in Canada. We also actively stopped selling products to certain retailers and distributors that were violating our policies on minimum advertised prices which further contributed to the decrease in net sales.

International net sales increased $1.6 million, or 11.9%, to $15.2 million, or 30.4% of our net sales for the three months ended September 30, 2013 from $13.6 million, or 19.1% of our net sales for the three months ended September 30, 2012. Included in the North America segment in the three months ended September 30, 2013 and 2012 are net sales of $0.9 million and $3.0 million, respectively, that were sold from the United States to customers with a “ship to” location outside of North America. Including these sales in the international segment, international net sales decreased 2.5%, and North America net sales decreased 37.8%.
Gross Profit
Gross profit decreased $11.3 million, or 33.4%, to $22.4 million for the three months ended September 30, 2013 from $33.7 million for the three months ended September 30, 2012. Gross margin was 44.9% for the three months ended September 30, 2013 compared to 47.4% for the three months ended September 30, 2012.
North America gross margin was 43.4% for the three months ended September 30, 2013 compared to 46.6% for the three months ended September 30, 2012.
International gross margin was 48.1% for the three months ended September 30, 2013 compared to 51.0% for the three months ended September 30, 2012.
The decrease in gross margin was primarily attributable to increased allowances to the Company's retail customers and a shift to a lower margin product mix.
Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation so as to better reflect where these costs should reside in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses decreased $1.1 million, or 5.0%, to $21.9 million for the three months ended September 30, 2013 from $23.1 million for three months ended September 30, 2012. SG&A expenses in the third quarter of 2013 include $1.0 million in costs related to the closure of the San Clemente, California office. These costs include certain termination benefits, charges associated with subleasing the former office space, and the relocation of the marketing, creative, business development and legal departments, as well as certain sales and international personnel to the Company's headquarters in Park City, Utah. The Company continues to invest in marketing and demand creation efforts with an increase in expenses of $0.3 million compared to the same quarter of the prior year.
As a percentage of net sales, selling, general and administrative expenses increased 11.3% to 43.8% for the three months ended September 30, 2013 from 32.5% for the three months ended September 30, 2012. The increase in percentage was primarily due to lower net sales.
We expect to continue to make critical investments in the business to support long-term growth. These investments include demand creation efforts including point of sale merchandising, media campaigns and higher operating costs to support our gaming and international expansion.
Income from Operations
As a result of the factors above, income from operations decreased $10.1 million to $0.5 million for the three months ended September 30, 2013 from $10.6 million for the three months ended September 30, 2012. Income from operations as a percentage of net sales decreased to 1.0% for the three months ended September 30, 2013 from 15.0% for the three months ended September 30, 2012.
Other Expense
Other expense was $0.2 million for the three months ended September 30, 2013 which was related to foreign currency transaction losses.

Interest Expense
Interest expense for the three months ended September 30, 2013 was consistent with interest expense for the three months ended September 30, 2012. Interest expense primarily includes the amortization of deferred financing fees and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $0.8 million for the three months ended September 30, 2013 compared to income tax expense of $3.8 million for the three months ended September 30, 2012. Our effective tax rate for the three months ended September 30, 2013 and September 30, 2012 was (358.3)% and 36.8%, respectively. During the three months ended September 30, 2013, we recorded a tax benefit primarily related to the stock option exchange program. The modification of our incentive stock options (“ISO's”) caused the disqualification of the awards as ISO's. If ISO status is disallowed because of a disqualifying modification, then the award is treated as if it had been a non-qualified option since inception. As a result, a deferred tax benefit is recorded for all compensation cost recognized for the award through the modification date. During the three months ended September 30, 2013, a tax effected $1 million deferred tax benefit was recorded for the amount of ISO compensation expense previously recognized. Our effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.
Net Income
As a result of the factors above, net income was $1.1 million for the three months ended September 30, 2013 compared to net income of $6.4 million for the three months ended September 30, 2012.
Noncontrolling Interest
We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended September 30, 2013 and 2012 consists of income (losses) from our Mexico joint venture that are attributable to the other partner in the joint venture.
Net Income Attributable to Skullcandy, Inc.
As a result of the factors above, net income attributable to Skullcandy, Inc. was $1.1 million and $6.5 million for the three months ended September 30, 2013 and 2012, respectively.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net Sales
Net sales decreased $58.9 million, or 29.9%, to $137.8 million for the nine months ended September 30, 2013 from $196.7 million for the nine months ended September 30, 2012.
North America net sales decreased $65.1 million, or 38.9%, to $102.5 million, or 74.3% of our net sales for the nine months ended September 30, 2013 from $167.6 million, or 85.2% of our net sales for the nine months ended September 30, 2012. Contributing to the decrease in net sales is increased competition in the audio and gaming headphone markets. Additionally contributing to the decrease, and consistent with the strategy stated in previous quarters, we continued to scale back our sales to the off-price channel, which were down approximately $9.9 million, or 61.1%, compared with the nine months ended September 30, 2012. There was also a decrease in net sales of $5.1 million as a result of the transition to a direct distribution model in Canada. In addition, we stopped selling products to certain retailers and distributors that were violating our policies on minimum advertised prices.
International net sales increased $6.3 million, or 21.6%, to $35.4 million, or 25.7% of our net sales for the nine months ended September 30, 2013 from $29.1 million, or 14.8% of our net sales for the nine months ended September 30, 2012. Included in the North America segment in 2013 and 2012 are net sales of $4.9 million and $11.2 million, respectively, that were sold from the United States to customers with a “ship to” location outside of North America. Including these sales in the international segment, international net sales were relatively flat, and North America net sales decreased 37.6%.
Gross Profit

Gross profit decreased $32.8 million, or 35%, to $61.7 million for the nine months ended September 30, 2013 from $94.5 million for the nine months ended September 30, 2012. Gross margin was 44.8% for the nine months ended September 30, 2013 compared to 48.0% for the nine months ended September 30, 2012.
North America gross margin was 43.8% for the nine months ended September 30, 2013 compared to 47.5% for the nine months ended September 30, 2012.
International gross margin was 47.6% for the nine months ended September 30, 2013 compared to 51.3% for the nine months ended September 30, 2012.
The decrease in gross margin was primarily attributable to increased allowances to the Company's retail customers and a shift to a lower margin product mix. Gross margin was also negatively impacted by certain sales allowances associated with the transition to a direct sales model in Canada and higher raw material costs. In addition, there was a write-off of $0.8 million of inventory related to end of life, or EOL, products that contributed to the decline in gross margin.
Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation so as to better reflect where these costs should reside in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.5 million, or 2.1%, to $72.2 million for the nine months ended September 30, 2013 from $70.7 million for nine months ended September 30, 2012. Selling, general and administrative expenses for the nine months ended September 30, 2013 includes $1.2 million in expenses associated with the departure of our former chief executive officer. We also recorded a loss of $2.0 million related to disposals of property and equipment for certain EOL products. Additionally, we recorded $2.1 million in costs related to the closure of the San Clemente, California office. These increases were offset by our cost control initiatives which included a reduction in travel related expenses of $1.4 million.
As a percentage of net sales, selling, general and administrative expenses increased 16.5% to 52.4% for the nine months ended September 30, 2013 from 35.9% for the nine months ended September 30, 2012. The increase in percentage was primarily due to lower net sales.
Income (loss) from Operations
As a result of the factors above, income (loss) from operations decreased $34.3 million to $(10.5) million for the nine months ended September 30, 2013 from $23.8 million for the nine months ended September 30, 2012. Income (loss) from operations as a percentage of net sales decreased to (7.6)% for the nine months ended September 30, 2013 from 12.1% for the nine months ended September 30, 2012.
Other Expense
Other expense was comparable for the nine months ended September 30, 2013 and 2012, and related to foreign currency transaction losses.
Interest Expense
Interest expense for the nine months ended September 30, 2013 was consistent with interest expense for the nine months ended September 30, 2012. Interest expense primarily includes the amortization of deferred financing fees and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $4.6 million for the nine months ended September 30, 2013 compared to income tax expense of $8.4 million for the nine months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2013 and September 30, 2012 was 40.9% and 36.8%, respectively. Our effective tax rate differs from the United States federal statutory rate of 35% mostly due to the effect on the provision for income tax expense due to the accounting treatment of the stock option exchange completed during the quarter ended September 30, 2013. Our effective tax rate may fluctuate significantly on a quarterly basis dependent upon the proportionate levels of income in countries with lower statutory rates versus countries with higher statutory rates.

Net Income (Loss)
As a result of the factors above, net loss was $6.7 million for the nine months ended September 30, 2013 compared to net income of $14.4 million for the nine months ended September 30, 2012.
Noncontrolling Interest
We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the nine months ended September 30, 2013 and 2012 consists of income (losses) from our Mexico joint venture that is attributable to the other partner in the joint venture.
Net Income (Loss) Attributable to Skullcandy, Inc.
As a result of the factors above, net income (loss) attributable to Skullcandy, Inc. was $(6.6) million and $14.4 million for the nine months ended September 30, 2013 and 2012, respectively.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash and cash equivalents at beginning of period	$19,345	$23,302
Net cash provided by (used in) operating activities	18,773	(11,278)
Net cash used in investing activities	(3,434)	(7,796)
Net cash used in financing activities	(134)	(2,404)
Effect of exchange rate changes on cash and cash equivalents	147	74
Cash and cash equivalents at end of period	$34,697	$1,898
Net Cash Provided by (Used in) Operating Activities. Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization expense, loss on disposal of property and equipment, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.
For the nine months ended September 30, 2013, net cash provided by operating activities was $18.8 million and consisted of a net loss of $6.7 million, plus $10.4 million of non-cash items, plus $15.1 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $34.2 million, a decrease in prepaid expenses and other current assets of $1.6 million, offset by an increase in inventory of $7.2 million and a decrease in accounts payable of $6.1 million and accrued liabilities of $7.4 million.
For the nine months ended September 30, 2012, net cash used in operating activities was $11.3 million and consisted of net income of $14.4 million plus $9.4 million of non-cash items, less $35.1 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in prepaid expenses and other current assets of $2.5 million, offset by increases in accounts receivable of $10.9 million, inventory of $11.4 million and decreases in accounts payable of $9.0 million, income taxes payable of $1.2 million and accrued liabilities of $5.1 million.
Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures. Net cash used in investing activities was $3.4 million and $7.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Net Cash Used in Financing Activities. Net cash provided by financing activities was immaterial for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, net cash used in financing activities was $2.4 million, which consisted of net repayments on the bank line of credit of $4.7 million offset by $1.8 million in proceeds from the exercise of stock options and a tax benefit of $0.5 million.
We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Indebtedness
On August 19, 2013, we entered into a new credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank, National Association, as lender, which provides a line of credit of up to $50 million. As a subfeature, the credit facility provides for letters of credit up to $10.0 million. The credit facility is secured with a first-priority lien against substantially all of our Company assets.
The credit facility requires us to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.5 to 1.0 as of the last day of each fiscal quarter; (b) asset ratio not less than 1.35 to 1.00 as of the last day of each fiscal quarter; (c) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter set forth in the table below, determined as of the last day of each such fiscal quarter, not less than the amount set forth opposite the relevant fiscal quarter:

Fiscal Quarter	Net income attributable to Skullcandy, Inc.
The fiscal quarters ending March 31, 2014, June 30, 2014 and September 30, 2014	$2,500,000
The fiscal quarters ending December 31, 2014, March 31, 2015, June 30, 2015 and September 30, 2015	5,000,000
The fiscal quarters ending December 31, 2015, March 31, 2016, June 30, 2016 and September 30, 2016	7,500,000
The fiscal quarters ending December 31, 2016 and each fiscal quarter thereafter	$10,000,000

(d) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter ending after August 19, 2013 and on or prior to December 31, 2013 in which an advance under the Line of Credit is made, determined as of the last day of each such fiscal quarter, not less than zero.
Our credit facility also contains certain financial covenants and other restrictions that limit the our ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $12 million in aggregate; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2 million in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit our ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions.
The credit facility carries interest based on the 3-month LIBOR, resetting daily (floating), plus applicable margin. Applicable margin is determined by our (total liabilities / tangible net worth) quarterly as follows: (a) < 0.25:1.00 Applicable Margin to be 1.30%; (b) > = 0.25:1.00 Applicable Margin to be 1.50%. We may borrow, partially or wholly repay our outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of the note, during the term of the note. The credit facility expires on August 19, 2018. At September 30, 2013, September 30, 2012 and December 31, 2012 total borrowings outstanding were $0, $5.2 million and $0, respectively. At September 30, 2013, we had $50.0 million of additional availability under the credit facility. At September 30, 2013, we were in compliance with all financial covenants.
Contractual obligations
In the three and nine months ended September 30, 2013, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2012.
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
Long-Lived Assets Including Goodwill and Intangible Assets
We review property and equipment and certain identifiable intangible assets, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. During the nine months ended September 30, 2013, we recorded a loss of $2.0 million related to disposals of property and equipment for certain end of life products. Depreciation expense is an estimate and the difference between actual and estimated useful lives may result in future write offs of property and equipment.
Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill or intangible asset impairment charges in the nine months ended September 30, 2013.
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
We maintain a credit facility which provides a line of credit of up to $50 million. As a subfeature, the credit facility provides for letters of credit up to $10 million. At September 30, 2013, there were no borrowings outstanding and we had $50 million of additional availability under the credit facility which expires on August 19, 2018. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the nine months ended September 30, 2013, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of September 30, 2013 was a liability of $0.6 million compared to a liability of $0.1 million as of December 31, 2012. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would approximately $1.9 million as of September 30, 2013, and $2.0 million as of December 31, 2012. If adjustments for credit risk were to be included, the decrease would be smaller.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 1. Legal Proceedings.
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation of which the outcome will have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 13, 2013. There have been no material changes to the risks discussed in our

10-K other than those included in our Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 2, 2013, and those outlined below.
Our business could be harmed if we fail to maintain proper inventory levels.
We have traditionally manufactured almost all of our inventory based on forecasted consumer demand and trends and without confirmed customer orders. We may be unable to sell the inventory we have manufactured if we have failed to accurately predict trends or forecast consumer demands.  The current economic environment has made accurate forecasting of inventory levels increasingly challenging. Inventory levels in excess of customer demand, or off trend, may result in inventory write-downs, or the sale of excess inventory at discounted or close-out prices, all of which could adversely affect our gross margins. These events could significantly harm our operating results and impair our brand image. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages might result in unfilled orders, negatively impact retailer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.
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

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: November 6, 2013	By:	/s/ HOBY DARLING
Hoby Darling
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2013	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer)