Form 10-K
period 2013-12-31
SKULLCANDY, INC.
filed 2014-03-17
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
__________________________________________________
Commission file number 001-35240
__________________________________________________
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
None
__________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrants common stock held by non-affiliates was approximately $97,195,000.
As of March 10, 2014, there were 27,778,248 shares of the registrant’s common stock, par value $0.0001, outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SKULLCANDY, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2013

PART I

Item 1.        Business

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
Overview
We are the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. We design, market and distribute audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. We launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. We offer a wide array of styles and price points and are expanding into complementary audio products and categories such as sports performance, women's and Bluetooth™ offerings, as well as partnerships with leading manufacturers to license our brand and enhance audio quality.
We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Zumiez, Tilly’s and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers such as Best Buy, Dick’s Sporting Goods, AT&T Wireless and Target.
We also produce and market gaming headphones. We acquired Astro Gaming in April 2011 as part of our strategy to position ourselves in the premium end of the gaming category with a leading, authentic brand. Astro Gaming is based in San Francisco, California and develops and markets high-performance, feature-rich products to dedicated gamers, through both the direct-to-consumer channel and through a growing global network of retailers.
We were incorporated in Delaware in 2003. Our principal executive offices are located at 1441 West Ute Boulevard, Suite 250, Park City, Utah 84098, and our telephone number is (435) 940-1545. Our principal website address is www.skullcandy.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this annual report.
Corporate Information
This annual report on Form 10-K contains references to our trademarks Skullcandy®, Ink'd®, 2XL®, and our skull logo. All other trademarks or trade names referred to in this prospectus are the property of their respective owners.
Our Competitive Strengths
We believe that the following strengths differentiate us from our competitors.
Leading, Authentic Lifestyle Brand. Skullcandy fuses music, art, fashion and sports, all of which permeate youth culture, into our products. Our brand symbolizes a fun, young and irreverent lifestyle combined with creativity for an active consumer. We believe the power of our brand can drive strong market share.

Brand Authenticity Reinforced Through High Impact Sponsorships. We were one of the first headphone brands to sponsor leading athletes, DJs, musicians, artists and events within sports and the indie and hip-hop music genres. We partner with leading athletes such as NBA all-stars Kevin Durant, Derrick Rose, Kyrie Irving and James Harden, three-time world champion surfer Mick Fanning, X-Games gold medalists, and Olympians Mark McMorris and Bobby Brown, international skateboarders Eric Koston and Sean Malto as well as NFL great Stevie Johnson and numerous other musicians, athletes, models and youth culture influencers. These ambassadors embody the brand and also provide us with trend and product ideas.
Track Record of Innovation. Skullcandy was founded on innovation and bases its products on materials, technologies and processes. We have significant product and innovation capabilities with our in-house product development and advanced concepts engineering team, or ACE. Our leading innovations include the following: Crusher technology which recreates the experience of feeling soundwaves at a live concert, and being more immersed through tactile vibrations in all forms of entertainment such as television, movies and gaming; Sticky Gel and Fix technologies, which provide ultra secure fit and comfort so earbuds "never fall out"; and Off-Axis technology, which provides for enhanced sound quality and fit. We focus on disruptive innovations that change how our constantly connected influencer consumer experiences audio entertainment. We have also engineered and incorporated Skullcandy Supreme Sound, our proprietary and patent pending audio profile, into our product designs.
Targeted Distribution Model. We control the distribution and mix of our products to protect our brand and authenticity. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers.
Proven Management Team and Deep-Rooted Company Culture. We have assembled a proven and talented management team that is led by Hoby Darling, our President and Chief Executive Officer, who joined the Company in March 2013 and brings deep brand, product and distribution expertise having previously worked with leading brands including Nike, Converse and Volcom. Our management team shares a passion for music, art, film, sports and overall youth culture, and possesses substantial experience in product development, marketing, merchandising, digital operations and finance. Our culture and brand image enable us to successfully attract and retain highly talented employees who share our passion for innovation, creativity, sports and youth culture.
Financial Information About Segments and Geographic Regions
Information regarding our segments and the geographic areas in which we operate is contained in Note 8 to our Consolidated Financial Statements for the two years ended December 31, 2013 (full year data for the year ended December 31, 2011 is unavailable).
Our Products
Overview
We currently focus our product offerings in two overall categories: audio entertainment and gaming. We market products in each of these categories implementing a multi-brand, multi-segment strategy that enables us to reach new consumer segments and enhance our product segmentation across various sales channels. Audio entertainment products represented 85.2% of consolidated net sales and gaming headphones represented 14.8% of consolidated net sales for the year ended December 31, 2013.
Audio
Our lifestyle audio headphone product offerings have evolved from one model in 2003 to over 25 headphone models as of December 31, 2013, plus Bluetooth™ speakers, sports performance, and women's offerings, as well as licensing partnerships for computers, apparel and other accessories. Our audio headphone products represented approximately 97% of our audio net sales in the year ended December 31, 2013 while accessories, apparel and Bluetooth™ speakers represent 3% of total audio net sales as of December 31, 2013. Many of our headphone models include in-line microphones and volume control buttons compatible with the latest generation of smartphones. We seek to continually incorporate the latest technology into our product offerings to enhance performance, functionality and audio fun.
Gaming
Our gaming headphone products include products under the Astro Gaming brand and the Skullcandy Gaming brand. Astro Gaming markets high-performance and feature-rich products for dedicated gamers. The brand's flagship product, the A50, is a $300 wireless Dolby Headphone-enabled 7.1 surround sound gaming headset that integrates KleerNet lossless audio processing to deliver a fully immersive gaming experience. The Skullcandy Gaming brand draws from our unique heritage to inject lifestyle and street culture into the world of gaming. We developed Skullcandy Gaming to offer a differentiated brand and product experience delivering high-performance gaming headsets developed by Astro Gaming at accessible prices to casual gamers.
Product Design and Development
We are a company built on our passion for product and design innovation. Our success is tied to our ability to consistently deliver innovative and disruptive designs, products, features and benefits to our customers.
Our product design and development teams work closely with our music, sports and other ambassadors, the category management team and with our in-house team of engineers, designers and artists to plan, conceptualize, develop and commercialize our products. Our team is comprised of individuals intimately connected to the Skullcandy culture and lifestyle who incorporate their passion for the brand into their work.
We utilize innovative materials, technologies and processes in the design, development and manufacturing of all of our products. Our design team is continuously identifying and tracking trends in the market and with our ambassadors and influencers that are the most meaningful to a brand and to product-performance conscious consumers. Our engineers and quality teams are dedicated to creating remarkable products that exceed our customers’ expectations regarding acoustic performance, fit, comfort, durability and style. We utilize a field testing program along with our athletes, musicians, and influencers to validate assumptions in our conceptualization and planning phases and also to validate our product performance during development.
Our product development team is capable of speed-to-market projects, strategic stage-gate engineering, and hybrid vendor-internally engineered processes for designing, validating and launching new products. By having our industrial design team in-house, working alongside our model and prototyping shop, and our mechanical, acoustic and electrical engineering teams, we are able to reduce the concept-to-market timeline while enhancing our quality, innovation and performance. Our in-house industrial design, engineering, advanced concept engineering and reliability testing teams enable designs to be rapidly created, prototyped and validated quickly before designs are released for commercialization.
Products are generally engineered in-house to our proprietary Supreme Sound audio profile through a collaborative and iterative process. Supreme Sound incorporates a unique balance of low, mid-range and high frequencies to create a signature balanced tonal experience based on attacking bass, natural vocals and precision highs. Through our in-house engineering of the mechanical and acoustic components of our products we are not only able to balance performance, quality and cost, but optimize our products for elevated performance, quality, and margin.
We currently utilize third party contract manufacturers to facilitate the commercialization of our products from tooling through the sampling of products. Our internal reliability testing laboratory is used for mechanical, electrical, chemical, acoustic, transportation and environmental validation and we also utilize third party testing companies for reliability and compliance testing. We are able to closely monitor our production in our foreign vendors’ facilities by utilizing our Shenzhen office resources and local staff to support quality, delivery, capacity, and sourcing efforts.
We can typically bring new products from concept to market in 8 to 18 months depending on the technology integration and complexity of the product. In situations where we are launching new products based on existing designs that do not require tooling, we can accelerate the concept-to-market process to approximately 4 to 9 months.
Marketing
Our marketing department employs a multi-pronged marketing strategy that includes sponsorship of athletes, musicians, artists, influencers and events as well as a combination of interactive and traditional advertising. Engaging in activities and marketing initiatives that are organic to our core consumer, strengthens our brand authenticity and creates awareness for new consumers. Our brand authenticity is driven by the Skullcandy and Astro family of athletes, artists, gamers and trendsetters and as well as our ability to provide innovative, trend right product.
As the brand grows globally, we plan to maintain and build on our authenticity, create lasting partnerships and bring music and entertainment deeper into our consumers’ lifestyle. We believe that grassroots activation, cultural engagement and creative collaboration will continue to drive the growth of our authentic brands, including Skullcandy, Astro Gaming and 2XL by Skullcandy.
Sponsorships and Brand Ambassadors
We build relationships that run deeper than a traditional sponsorship agreement by seeking to create unique opportunities for each member of the "Skullcandy family." Our athletes, artists, musicians and trendsetters are ambassadors for our brand and we incorporate them into the Skullcandy brand in a way that goes beyond traditional endorsements. High profile ambassadors include NBA Superstars Kevin Durant, Derrick Rose, Kyrie Irving, James Harden, Andre Iguodala, NFL great Stevie Johnson, as well as action sports stars Mark McMorris, Ryan Dungey, Robbie Maddison, Eric Koston, Sean Malto, Steve Berra, Mick Fanning and Leila Hurst, as well as many other ambassadors and influencers. We also partner with Roc Nation, the company founded by our Board of Director member Jay Brown and "Jay Z" Carter.
We have a contractual relationship with many members of the Skullcandy Family. Our arrangements are designed to incentivize them to maintain a visible profile with our products, while engraining the ambassador in our culture and brand. Our contracts typically have a one to three-year term and grant us a license for the use of names and likenesses, and require the ambassador to maintain exclusive association with our products. Skullcandy ambassadors also give us access to their fans through social media, with posts, images, and mentions on Twitter, Instagram and Facebook. Our sponsored ambassadors and Skullcandy family members wear our products during public appearances, in magazine shoots and on the podium after certain competitive victories. We also provide products for their use or gifting and reimburse certain travel expenses incurred in conjunction with Skullcandy events.
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
Event Sponsorship
We participate in grassroots and major events that support our commitment to our sports and music cultures. Spectators and participants at these events are exposed to and experience our brand through an interactive environment that includes music listening stations, and promotional product giveaways.
Some events we have sponsored include the NBA All-Star weekend and draft, Nike partnerships across basketball and skate, Lululemon Sea Wheeze Half Marathon, Zumiez Couch Tour and the X Games.
Content Creation and Partnerships
Content Creation. We believe that advertising content is an efficient and effective way to reach our target audience. We publish custom videos each year on our Skullcandy YouTube channel. We also maintain an active presence on various social media sites, with an emphasis on Instagram, Facebook and Twitter. Social media allows us to have a direct conversation with our consumers and publish our digital content. We also use social media to promote our events globally and extend the event’s energy to those who were unable to attend. We also actively leverage the social media platforms of our athletes, artists and trendsetters.
Our in-house creative media team supports print media placement into endemic magazines that support the lifestyles that we believe are important to our target consumers. The content generated by the in-house team is distributed to and used globally to promote the Skullcandy brand in both print and heavily in the digital space.
Strategic Brand Partnerships. To build on our own branding efforts, we seek to partner with like-minded brands on marketing opportunities. These include brands such as Roc Nation, Nike, Adidas, RedBull, Toyota and Electronic Arts. We believe these brand relationships create leverage and opportunities for us to tell the Skullcandy brand story.
Interactive Media
Websites. Our websites include, skullcandy.com, skullcandy.tv, ca.skullcandy.com, eu.skullcandy.com, uk.skullcandy.com, 2xl.com, astrogaming.com, astrogaming.co.uk and astrogaming.fr. These websites are part of our interactive media and e-commerce business strategy where visitors can view videos, listen to music by our sponsored artists, read blog updates on events, athletes, musicians and artists, and shop for Skullcandy, Astro Gaming and 2XL products.
Social Media. We utilize social media, such as Instagram, Facebook and Twitter to enable a direct conversation and connection with our target consumers. We communicate local and national event participation, provide and solicit product feedback, launch brand contests and discuss news about our sponsored athletes, musicians and artists. Similarly, some of our sponsored athletes, musicians and artists use their respective Instagram, Facebook and Twitter accounts to provide endorsements of our products and engage our target consumers with insights as to how they use our products to enhance their sports, art, or lives.
Distribution and Sales

North America. As we have grown our retailer base from independent action sports retailers to large regional and national retailers, we have sought to protect and enhance our brand image by carefully controlling the distribution of our products as well as the product mix we offer to each retailer.
Our specialty retailers include independent retailers focused on action sports and the youth lifestyle, as well as a number of national and regional retailers with an action sports or music orientation, such as Tilly's, Zumiez, Jack’s Surfboards, Sno Con and Skate Park of Tampa. These specialty retailers provide a direct connection to our consumer influencers and serve as the platform upon which we develop, reinforce and maintain our reputation as an authentic lifestyle brand. We rely on independent sales representatives to establish and maintain our relationship with these specialty retailers. Our independent sales representatives collaborate with these retailers to develop appropriate product mix and in-store marketing displays that promote our products and brand image. As of December 31, 2013, we utilized 22 independent, commission-based sales representatives that we manage with an in-house team of regional sales managers and directors.
We have a sales and distribution strategy that allows us to build relevant and exclusive products for our specialty retailers while giving us a runway to build demand creation and scale production before launching into large format retailers. This builds our brand authenticity with our specialty retailers while creating a robust product pipeline for the future. Keeping our product mix specialized and focused on solving problems for our consumer is the essence of our sales, marketing, and product strategy. We currently sell into a broad spectrum of retailers, including those focused on consumer electronics, such as Best Buy and Radio Shack, those focused on sporting goods, such as Dick’s Sporting Goods and The Sports Authority and large retailers, such as Target and Fred Meyer. We are selective about the national retailers partners that we align with as well as with the product mix we offer to these retailers in order to reinforce our brand positioning as the original performance lifestyle audio brand and leveraging this authenticity. Historically, we have managed our relationships with these large retailers through independent, commission-based sales representatives. However, we continue to build out our team of in-house sales professionals focused on driving the business with our top retailers and connecting our internal sales, marketing and product teams. Our national sales team enables us to improve the frequency and level of interaction with these retailers. Our other large retailers are managed by our regional sales managers through independent sales representatives where we can put the best team in place to meet the needs of our retailers and our business.
North America sales of our products, which primarily consist of Skullcandy and Astro Gaming product sales to customers in the United States, Canada and Mexico (through our joint venture), represented 73.8% of net sales for the year ended December 31, 2013. This excludes North America product sales that were sold from the United States to customers with a "ship to" location outside of North America. During 2013, Best Buy and Target accounted for 10% or more of our net sales. We have entered into vendor program agreements with Best Buy and many of our other large retailers, including Target, that govern the terms of sale, rebates and obligations of each party, but each purchase is typically made on a purchase order basis. None of our retailers have minimum or long-term purchase obligations. If any of our large retailers choose to slow its rate of purchases of our products, decrease its purchases of our products, or no longer purchase our products, our net sales and results of operations could be adversely affected.

International. International sales of our products, which primarily includes Skullcandy product sales to customers in Europe and Asia that are served by our European and Asian operations, represented 26.2% of net sales for the year ended December 31, 2013. This includes product sales that were sold from the United States to customers with a "ship to" location outside of North America. Prior to August 2011, we sold our products internationally almost exclusively through third party distributors. We have relationships with over 20 distributors serving more than 80 countries.
Manufacturing and Sourcing
We do not own any manufacturing facilities and utilize third party manufacturing for all of our products. We do not have any long-term contracts with our existing manufacturers. We procure finished and packaged products from our manufacturers so that we require no subassembly.
During 2013 we utilized approximately ten independent manufacturers throughout Asia. With the consolidation to fewer suppliers we trended toward less dual sourcing and took advantage of product cost savings created by the consolidation. We will continue to focus on geographical diversification of our manufacturing base by working with our key manufacturing partners.
In order to better manage our manufacturers and orders and significantly enhance quality, we have an office in Shenzhen, China. This office provides commercialization support, quality assurance, strategic sourcing support and production control. Our Asia operations group monitors and continually evaluates all manufacturers for quality, delivery, costs, quality systems and social compliance. We believe that the oversight provided by this team enables us to increase quality and enhance delivery performance.

Order Fulfillment and Inventory Management
We entered into a contract with a third party supply chain provider, for use of their distribution facility in Auburn, Washington. This contract expires March 2017. We warehouse and ship nearly all products for North American retailers, distributors, online customers and some international distributors from this facility. We believe we have sufficient capacity at this facility for existing and expected needs.
In January 2012, we opened a new third party distribution center in Tiel, Netherlands with a third party supply chain provider. This facility provides fulfillment for our European customers. In order to further reduce costs and facilitate order fulfillment to our international retailers, we transitioned the inventory from our third party warehouse in Shenzhen, China to a third party logistics facility in Yantian, China in August 2012. Similarly, in February 2013, we moved our Astro Gaming fulfillment and distribution center in Freemont, California to our facility in Auburn, Washington in order to consolidate facilities and realize cost savings.
To assist in our international growth, we partnered with a third party logistics facility in October 2012 to open a facility in Shanghai, China to fulfill the domestic China retail and web orders. We have also further expanded our international distribution network to include Canada and Japan in 2013, partnering with a third party logistics facility in Surrey, BC, Canada and Tokyo, Japan. Both of these facilities went live in 2013. In the past we have experienced increased lead-time from some of our manufacturers in China and we may encounter such increased lead-times in the future. We believe we will be able to compensate for potential inventory shortages with improved supply management and vendor sourcing. Changing economic conditions in China may cause further issues with lead-time. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales. We are implementing strategies to mitigate some of these risks with various transportation options and multiple services.
Management Information Systems
We utilize an integrated information system called SAP Business ByDesign. This Enterprise Resource Planning, or ERP, software manages purchasing, planning, inventory tracking, financial information, and retail, distributor and direct order fulfillment. SAP Business ByDesign is a hosted solution. All data resides on SAP servers and is accessed over secure internet connections. We currently have electronic integration between our ERP and multiple third party logistics warehouses that manage inventory and fulfillment activities worldwide.
Competition
The consumer electronics industry is highly competitive, with the introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, and rapidly consolidating. We face competition from consumer electronics brands that have historically dominated the headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Sony and Bose as well as established pure-play audio brands, such as Beats by Dr. Dre. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

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
Additionally, the industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Some retailers have begun to introduce their own private label headphones, which could reduce the volume of product they buy from us, as well as decrease the shelf space they allocate to our products. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our net sales and results of operations, preventing us from achieving future growth.
Intellectual Property
We utilize the trade name “Skullcandy” and the Skullcandy logo and trademark on our Skullcandy products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and in distinguishing our products from those of our competitors. We consider the Skullcandy trademark and our skull logo trademark and copyrighted design to be among our most valuable assets and we have registered these trademarks in 75 countries. We also have many trademark registrations in the U.S. and abroad for Astro Gaming and 2XL, and consistently assess additional registrations across all our brands for our unique and well-known product names and marketing phrases. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and trademarks registered outside of the United States normally have a duration of ten years depending upon the jurisdiction. Trademarks are generally subject to an indefinite number of renewals upon appropriate application.
We value our position as a leader in the lifestyle audio space and have assembled a talented team of designers and engineers that focus on creating innovative new products, technologies, and cutting edge designs that differentiate our products from those of our competitors at key price points.  Each new product and project is analyzed from a design and utility perspective to identify new inventive concepts and opportunities for intellectual property protection.  We have design patents covering elements of Skullcandy and Astro Gaming products, including our flagship Crusher, Aviator, Navigator and Mix Master headphones, and our popular Hesh 2.0 headphone and our Fix, Smokin Buds 2, and Ink’d 2.0 earbuds for Skullcandy and the A40 and A50 headsets for Astro Gaming. We have been awarded utility patents on certain features and technologies used in some of our products for both Skullcandy and Astro Gaming, including our Fix earbud and Astro MixAmp, and have filed for additional utility and design patents covering both existing and forthcoming products and technologies. These applications are in various stages of examination with intellectual property offices in our key markets. We cannot guarantee that any pending future patent applications we have filed will result in issued patents, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies.
We also copyright certain graphics and designs in the U.S. and abroad.
Employees
As of December 31, 2013, we had approximately 295 full-time employees. None of our employees are currently covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have never experienced a labor-related work stoppage.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or the SEC. Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website www.skullcandy.com as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Skullcandy, Inc., Corporate Secretary, 1441 West Ute Boulevard, Suite 250, Park City, Utah 840098. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The inclusion of our website address in this annual report does not include or incorporate by reference the information on our website into this annual report.

Item 1A.    Risk Factors.

We may be unable to achieve future growth, which may have a material adverse effect on our future operating results.
During 2013 we experienced a decrease in net sales of $87.6 million or 29.4%, to $210.1 million compared to 2012. We cannot assure you that we will be able to reverse the decline in our net sales. Our future success will depend upon various factors, including the strength of our brand image, market demand for our current and future products, competitive conditions, and compatibility of our products with portable media devices and smartphones and the implementation of our growth strategy. We intend to finance our anticipated growth through cash flows generated from sales to our retailers and distributors. However, if our net sales continue to decline, we may not have the cash flow necessary to pursue our growth strategy.
If our design and marketing efforts do not effectively raise the recognition and reputation of our brands, we may not be able to successfully implement our growth strategy.
We believe that our ability to raise the recognition and favorable perception of our brands is critical to implement our growth strategy, which includes further penetrating our domestic retail channel, accelerating our international growth and expanding complementary product categories. To extend the reach of our brands, we believe we must devote significant time and resources to product design, marketing and promotions. These expenditures, however, may not result in a sufficient increase in net sales to cover such expenses. Furthermore, we must balance our growth with the effect it has on the authenticity of our brand. For example, our credibility and brand image could be weakened if our consumers perceive our distribution channels to be too broad or our retailers to not fit with our lifestyle image. If any of these events occur, our consumer base and our net sales may decline and we may not be able to successfully implement our growth strategy.
If we are unable to continue to develop innovative and popular products, our brand image may be harmed and demand for our products may decrease.
Consumer electronics and youth culture lifestyle are subject to constantly and rapidly changing consumer preferences based on industry trends and performance features. Our success depends largely on our ability to lead, anticipate, gauge and respond to these changing consumer preferences and trends in a timely manner, while preserving and strengthening the perception and authenticity of our brand. We must continue to develop innovative, trend-setting and stylish products that provide better design and performance attributes than the products of our competitors. Market acceptance of new designs and products is subject to uncertainty and we cannot assure you that our efforts will be successful. The inability of new product designs or new product lines to gain market acceptance could adversely affect our brand image, our business and financial condition. Achieving market acceptance for new products may also require substantial marketing efforts and expenditures to increase consumer demand, which could constrain our management, financial and operational resources. If new products we introduce do not experience broad market acceptance or demand for our existing products wanes, our net sales and market share could decline.
We may not be able to compete effectively, which could cause our net sales and market share to decline.
The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include Sony and Bose as well as established pure-play audio brands, such as Beats by Dr. Dre. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

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
Additionally, the industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Some retailers have begun to introduce their own private label headphones, which could reduce the volume of product they buy from us, as well as decrease the shelf space they allocate to our products. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our net sales and results of operations, preventing us from achieving future growth.
If the popularity or growth of the portable media device, smartphone and gaming console markets stagnates or our products are no longer compatible with these devices, our business and financial condition may be negatively affected.
We have experienced rapid growth in the past due in part to the popularity of, and increase in demand for, portable media devices, smartphones and gaming consoles. We expect that sales of such products will continue to drive a substantial portion of our net sales in the future. However, the markets for portable media devices, smartphones and gaming consoles continue to evolve rapidly and are dominated by several large companies. Increased competition in the headphones market from established media device companies, including enhanced headphones bundled by the manufacturer, a decline in demand or popularity for such products due to technological change or otherwise, legal restrictions or the inability to use our products with portable media devices, smartphones or gaming consoles, may negatively affect our business and financial condition.
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
We must order components for our products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders, in each case based on projected demand. Because our markets are volatile, competitive and subject to rapid technology and price changes, there is a risk we will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments.
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
Two of our retailers accounts for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.
Best Buy accounted for more than 10% of our net sales in 2012 and 2013, and Target accounted for approximately 10% of our sales in 2013. We do not have long-term contracts with any of our retailers and all of our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.
We may be adversely affected by the financial condition of our retailers and distributors.
Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties generally will not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. Failure of these retailers or distributors to remain current on their obligations to us could result in losses that exceed the reserves we set aside in anticipation of this risk. Additionally, while we have credit insurance against some of our larger retailers, there is no assurance that such insurance will sufficiently cover any losses. We are also exposed to the risk of our customers declaring bankruptcy, exposing us to claims of preferential payment claims. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.

Changes in the mix of retailers and distributors to whom we sell our products could impact our gross margin and brand image, which could have a material adverse effect on our results of operations.
We sell our products through a mix of retailers, including specialty, consumer electronics, big-box, sporting goods and mobile phone retailers and to distributors. The retail landscape is changing with consumers shopping habits shifting away from the traditional brick and mortar stores to online sales. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. We generally realize lower gross margins when we sell through our distributors, and therefore our gross margins may be adversely impacted if we increase product sales made through our distributors as opposed to through our retailers. In addition, we sell certain products at higher margins than others and any significant changes to our product mix made available to our retailers could adversely affect our gross margin. A negative change in our gross margin or our brand image could have a material adverse effect on our results of operations and financial condition.
To remain competitive and stimulate customer demand, we must successfully manage frequent product introductions and transitions.
Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including timely and successful product development, market acceptance, our ability to manage the risks associated with the new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, we cannot determine in advance the ultimate effect of new product introductions and transitions.
We face business, political, operational, financial and economic risks because a portion of our net sales are generated internationally and substantially all of our products are manufactured outside of the United States.
For the year ended December 31, 2013 international net sales were $55.1 million, or 26.2% of net sales including product sales that were sold from the United States to customers with a "ship to" location outside of North America. In addition, substantially all of our products are manufactured in China. In the past we have experienced increased lead-time from some of our manufacturers in China and we may encounter such increased lead-times in the future. Changing economic conditions in China may cause further issues with lead-time. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales.
In addition, we face business, political, operational, financial and economic risks inherent in international business, many of which are beyond our control, including:

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

We have no long-term contracts with our manufacturers and, as a result, our manufacturers could cease to provide products to us without notice. We have a limited number of manufactures we use and cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications and regulatory schemes covering our products in our key markets, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. In the event our manufacturers experience operational difficulties, or terminate our relationship, our results of operations could be adversely affected.
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
Our products and services may experience quality problems from time to time that can result in decreased sales and operating margin and harm to our reputation.
From time to time, our products may contain design and manufacturing defects. There can be no assurance we will be able to detect and fix all defects in the hardware we sell. Failure to do so could result in lost revenue, significant warranty and other expenses, and harm to our reputation.
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
If we experience problems with our distribution network for domestic and international retailers, our ability to deliver our products to the market could be adversely affected.
We rely on our distribution facilities operated by third party supply chain providers for the majority of our domestic and international product distribution. Our distribution facilities utilizes computer controlled and automated equipment, which means the operations are complicated and may be subject to a number of risks related to security or computer viruses, the proper operation of software and hardware, power interruptions or other system failures. We have experienced some of these problems in the past and we cannot assure you that we will not experience similar problems in the future. We maintain business interruption insurance, but it may not adequately protect us from the adverse effects that could be caused by significant disruptions in our distribution facilities, such as the long-term loss of retailers or an erosion of our brand image. In addition, our distribution capacity is dependent on the timely performance of services by third parties, including the shipping of product to and from our warehouse facilities. If we encounter problems with the facilities, our ability to meet retailer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies could be materially adversely affected.

Our current executive officers are critical to our success and the loss of any of these individuals, or other key personnel, could harm our business and brand image.
We are heavily dependent upon the contributions, talent and leadership of our current executive officers. Our current executive officers consist of Hoby Darling, President and Chief Executive Officer, Jason Hodell, Chief Financial Officer, Sam Paschel, Chief Commercial Officer, and Patrick Grosso, Vice President of Strategic Initiatives and Corporate Affairs and Chief Legal Officer, all of whom joined the Company in the last 18 months following several transitions in our senior management. We have faced significant changes in employees in the past. The loss of executive officers or the inability to attract or retain qualified executive officers could delay the development and introduction of, and harm our ability to sell our products and damage our brand, which could have a material adverse effect on our results of operations. Changes in management may have a negative effect on our business and operations. Our future success also depends on our ability to attract and retain additional qualified design and marketing personnel. We face significant competition for these individuals worldwide and we may not be able to attract or retain these employees.
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
Further, we are a party to licenses that grant us rights to intellectual property, including trademarks that are necessary or useful to our business. For example, we license the right to market certain products with the trade names and imagery of brands such as Paul Frank, the NBA, MLB, FC Barcelona, and Real Tree. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.
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
We have entered into contracts with various customers and distributors granting a right of return allowance with respect to defective products.  We have also executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded at the time net sales are recognized. If we experience a greater number of returns than expected, our net sales could be harmed.
Our stock price is subject to volatility.
Our stock has experienced substantial price volatility. Additionally, Skullcandy, the technology industry, and the stock market as a whole have experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to these companies' operating performance. Factors such as the depth and liquidity of the market for our common stock, investor perceptions of us and our business, actions by institutional shareholders, strategic actions by us, litigation, changes in accounting standards, policies, guidance, interpretations and principles, additions or departures of key personal and our results of operations, financial performance and future prospects may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from realizing the liquidity of their shares.
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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, our internal controls over financial reporting.
Our management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected.
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. There is a risk that we or our independent registered public accounting firm may identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate the area of our internal controls in which the material weakness occurred as ineffective. If our internal control over financial reporting is not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.
Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our executive and administrative offices are located in Park City, Utah, where we lease approximately 28,000 square feet of space pursuant to a lease that expires in February 2015. Our marketing offices were formerly located in San Clemente, California, where we lease approximately 11,000 square feet of office space pursuant to a lease that expires in December 2016. However, we closed that office in September 2013, and we sublet the office space to a third party for the remainder of the original lease term. Our Astro Gaming offices are located in San Francisco, California where we lease approximately 7,500 square feet of space pursuant to a lease that expires in January 2016. Our Asia operations offices are located in the Nanshan District of Shenzen, China, where we lease approximately 9,300 square feet pursuant to a lease that expires in September 2016. Our China sales and marketing office is located in the Jing’an District of Shanghai where we lease approximately 7,800 square feet pursuant to a lease that expires in February 2018. Our European headquarters are located in Zurich, Switzerland, where we lease approximately 4,700 square feet pursuant to a lease that expires in January 2017. Our Japan sales and marketing office is located in Tokyo, Japan where we lease approximately 1,000 square feet of space pursuant to a lease that expires in May 2015.

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

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock began trading on the NASDAQ Global Market under the symbol “SKUL” on July 20, 2011. The price range per share of common stock presented below represents the highest and lowest closing prices for our common stock on NASDAQ for each full quarterly period for the last two years.

	High	Low
2013
Fourth Quarter	$7.21	$5.38
Third Quarter	$6.46	$5.07
Second Quarter	$6.00	$4.87
First Quarter	$7.14	$5.21
2012
Fourth Quarter	$14.16	$7.79
Third Quarter	$16.66	$11.92
Second Quarter	$17.33	$12.15
First Quarter	$15.91	$11.94
Holders of Record
As of March 10, 2014, there were 13 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
The following graph shows a comparison from July 20, 2011 (the date our common stock commenced trading on NASDAQ) through December 31, 2013 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. Data for the S&P 500 Index and the S&P 500 Consumer Durables Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

July 20, 2011 - December 31, 2013
Indexed Price Performance
180%
170%
160%
150%
140%
130%
120%
110%
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
7/20/2011
8/31/2011
10/31/2011
12/30/2011
2/29/2012
4/30/2012
6/29/2012
8/31/2012
10/31/2012
12/31/2012
2/28/2013
4/30/2013
6/28/2013
8/30/2013
10/31/2013
12/31/2013
SKUL US Equity
SPX Index
S5CODU Index

Dividend Policy
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

Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities
We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2013.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Item 6.        Selected Consolidated Financial Data
The selected consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the selected consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated statement of operations data for the years ended December 31, 2010 and 2009 and the selected consolidated balance sheet data at December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this annual report and which have been audited by Ernst & Young LLP. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$210,092	$297,686	$232,469	$160,583	$118,312
Cost of goods sold	116,958	158,254	116,930	75,078	60,847
Gross profit	93,134	139,432	115,539	85,505	57,465
Selling, general and administrative expenses	98,129	97,948	73,378	67,602	28,574
Income (loss) from operations	(4,995)	41,484	42,161	17,903	28,891
Other (income) expense	516	453	1,761	14,556	(111)
Interest expense	382	641	7,473	8,387	8,340
Income (loss) before income taxes and noncontrolling interests	(5,893)	40,390	32,927	(5,040)	20,662
Income taxes (benefit)	(2,882)	14,574	14,306	4,653	8,318
Net income (loss)	(3,011)	25,816	18,621	(9,693)	12,344
Net loss (income) attributable to noncontrolling interests	(25)	63	(4)	—	—
Deemed dividend on convertible preferred stock and preferred stock dividends	—	—	(17)	(30)	(9,993)
Net income (loss) attributable to Skullcandy, Inc.	$(3,036)	$25,879	$18,600	$(9,723)	$2,351
Net income (loss) per common share attributable to Skullcandy, Inc.:
Basic	$(0.11)	$0.94	$0.93	$(0.69)	$0.17
Diluted	(0.11)	0.92	0.79	(0.69)	0.12
Weighted average shares outstanding:
Basic	27,740,945	27,405,017	20,078,579	14,001,358	13,908,216
Diluted	27,740,945	27,980,983	23,573,962	14,001,358	19,584,866

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,835	$19,345	$23,302	$6,462	$1,732
Working capital	106,623	101,832	72,180	44,779	35,019
Total assets	181,117	188,275	168,611	93,324	57,650
Total debt	—	—	9,884	84,162	56,401
Total stockholders’ equity (deficit)	141,714	142,122	106,812	(22,357)	(18,435)

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
Basis of Presentation
Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy, Astro Gaming and 2XL by Skullcandy brand names. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. The North America segment primarily consists of Skullcandy, Astro Gaming and 2XL by Skullcandy product sales to customers in the United States, Canada and Mexico (through our joint venture). The international segment primarily includes product sales to customers in Europe and Asia that are served by our European and Asian operations.
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
Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, wages, related payroll and employee benefit expenses, including stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation, amortization of intangible assets and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising, brand building fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, musicians and artists.

Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2013		2012		2011
Net sales	$210,092	100.0%	$297,686	100.0%	$232,469	100.0%
Cost of goods sold	116,958	55.7	158,254	53.2	116,930	50.3
Gross profit	93,134	44.3	139,432	46.8	115,539	49.7
Selling, general and administrative expenses	98,129	46.7	97,948	32.9	73,378	31.6
Income (loss) from operations	(4,995)	(2.4)	41,484	13.9	42,161	18.1
Other expense	516	0.2	453	0.2	1,761	0.8
Interest expense	382	0.2	641	0.2	7,473	3.2
Income (loss) before income taxes and noncontrolling interests	(5,893)	(2.8)	40,390	13.6	32,927	14.2
Income taxes	(2,882)	(1.4)	14,574	4.9	14,306	6.2
Net income (loss)	(3,011)	(1.4)	25,816	8.7	18,621	8.0
Net loss (income) attributable to noncontrolling interests	(25)	—	63	—	(4)	—
Preferred dividends	—	—	—	—	(17)	—
Net income (loss) attributable to Skullcandy, Inc.	$(3,036)	(1.4)%	$25,879	8.7%	$18,600	8.0%
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales
Net sales decreased $87.6 million, or 29.4%, to $210.1 million in 2013 from $297.7 million in 2012.
North America net sales, excluding net sales sold from the United States to customers with a "ship to" location outside of North America, decreased $67.6 million, or 30.4%, to $155 million, or 73.8% of our net sales in 2013 from $222.6 million, or 74.8% of our net sales in 2012. Increased competition in the audio and gaming headphone markets and, consistent with our previously disclosed strategy, our continued scaling back of sales to the off-price channel, which were down approximately 48.9% compared with 2012, contributed to the decrease in North America net sales. In addition, and to a lesser extent, the decrease in net sales was the result of the transition to a direct distribution model in Canada, our decision to stop selling products to certain retailers and distributors that were violating our policies on minimum advertised prices and our significant decrease of discounted online sales at www.skullcandy.com. International net sales decreased to $55.1 million, or 26.2% of our net sales in 2013 from $75.1 million, or 25.2% in 2012. The North America segment primarily consists of Skullcandy, Astro Gaming and 2XL by Skullcandy product sales generated in the United States, Canada and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy, Astro Gaming and 2XL by Skullcandy product sales generated in Europe and Asia that are served by the Company’s European and Asian operations. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance.

Gross Profit
Gross profit decreased $46.3 million, or 33.2%, to $93.1 million in 2013 from $139.4 million in 2012. Gross profit as a percentage of net sales, or gross margin, decreased 2.5 percentage points to 44.3% in 2013 from 46.8% in 2012. North America gross margin decreased 2.3 percentage points to 43.9% from 46.2% in 2012. The international gross margin decreased 4.2 percentage points to 45.8% from 50.0% in 2012. The decrease in gross margin was primarily attributable to increased sales returns and allowance expense due to increased returns rates to the Company's retail customers and a shift to a lower margin product mix.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.2 million, or 0.2%, to $98.1 million in 2013 from $97.9 million in 2012. Included in the selling, general and administrative expenses in 2012 is $1.5 million of bad debt expense due to the bankruptcy filing of a major retail customer and $1.4 million of expenses associated with litigation matters. Selling, general and administrative expenses for year ended December 31, 2013 includes $1.3 million in severance and related expenses associated with the departure of our former chief executive officer. We also recorded a loss of $2.0 million related to disposals of property and equipment for certain end-of-life products. Additionally, we recorded $2.2 million in costs related to the closure of the San Clemente, California office. These increases were offset by certain cost control initiatives. As a percentage of net sales, selling, general and administrative expenses increased to 46.7% in 2013 from 32.9% in 2012.
Loss from Operations
Loss from operations in 2013 was $5.0 million, compared to income from operations of $41.5 million in 2012, or a decrease of $46.5 million. Income (loss) from operations as a percentage of net sales decreased 18.5 percentage points to (2.4)% in 2013 from 13.9% in 2012.
Other Expense
Other expense remained flat at $0.5 million in 2013 and 2012, respectively. Other expense in 2013 primarily consisted of foreign currency transaction losses.
Interest Expense
Interest expense decreased $0.2 million, to $0.4 million in 2013 from $0.6 million in 2012. As of December 31, 2013 and 2012 there were no borrowings outstanding on the revolving credit facility.

Income Taxes
The income tax benefit was $2.9 million in 2013 compared to income tax expense of $14.6 million in 2012. The Company’s effective tax rate for 2013 and 2012 was 48.7% and 36.0%, respectively. The change in the effective income tax rate is primarily due to the tax impact of the stock option exchange program we completed in September 2013.
Net Loss
As a result of the foregoing, the loss in 2013 was $3.0 million, compared to net income of $25.8 in 2012, which represents a decrease of $28.8 million.
Noncontrolling Interest
Noncontrolling interest consists of net income from our Mexico joint venture that is attributable to the other partner in the joint venture.
Net Loss Attributable to Skullcandy, Inc.
The resulting loss attributable to Skullcandy, Inc. was $3.0 million, compared to net income of $25.9 million in 2012, which represents a decrease of $28.9 million.
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net Sales
Net sales increased $65.2 million, or 28.1%, to $297.7 million in 2012 from $232.5 million in 2011.
North America net sales increased $31.8 million, or 14.6%, to $250.3 million, or 84.1% of our net sales in 2011 from $218.4 million, or 94.0% of our net sales in 2011. The increase in North America net sales is primarily due to increased Astro Gaming sales as a result of Astro Gaming entering retail stores and the launch of the A50 wireless headset. International net sales increased to $47.4 million, or 15.9% of our net sales in 2012 from $14.0 million in 2011. On August 26, 2011, we completed the purchase of all outstanding stock of Kungsbacka 57 AB, a subsidiary of 57 North, for $18.6 million. Prior to August 26, 2011, 57 North had exclusive distribution rights of our products in the European markets. Kungsbacka 57 AB previously held an exclusive distribution agreement for Skullcandy products in Europe through November of 2013. The acquisition has enabled us to take direct control of our European business, which we believe is allowing us to capture revenue that would otherwise have been earned by 57 North and accelerate our growth in this region. Prior to our acquisition of Kungsbacka 57 AB on August 26, 2011, we operated in one business segment. Following the acquisition, we operated in two segments: North America and international. As a result, the twelve months ended December 31, 2012 are not comparable to the twelve months ended December 31, 2011 as the prior year does not include a full year of activity for our international segment since the international segment started on August 26, 2011. Also, included in the North America segment for 2012 and 2011 are net sales of $26.1 million and $33.8 million, respectively, which represent products that were sold from North America to retailers and distributors in other countries. These amounts in 2011 include sales that were made to 57 North prior to the acquisition on August 26, 2011. Adjusting for these sales from North America to retailers and distributors in other countries, North America net sales increased 21.4% to $224.2 million from $184.6 million in 2011 and international net sales increased

53.7% to $73.5 million in 2012 from $47.8 million in 2011. Included in the increase in international net sales, was an increase in net sales in Europe of $13.6 million, or 45.2%, to $43.6 million in 2012 from $30.0 million in 2011. Net sales made prior to August 26, 2011 in Europe were to 57 North.

Gross Profit
Gross profit increased $23.9 million, or 20.7%, to $139.4 million in 2012 from $115.5 million in 2011. Gross profit as a percentage of net sales, or gross margin, decreased 2.9 percentage points to 46.8% in 2012 from 49.7% in 2011. North America gross margin decreased 6.3 percentage points to 43.9% from 50.2% in 2011. The decrease in North America gross margin is mostly due to a shift in sales mix to higher price point products with lower gross margin structures, lower margin sales to the closeout channel and an increase in the level of discounting provided to our customers. The international gross margin increased 3.8 percentage points to 45.8% from 42.0% in 2011. International gross margin in 2011 was lower as a result of inventory that was acquired from Kungsbacka 57 AB that was recorded at fair value under the acquisition method of accounting. The increase in gross margin in 2012 is also based on new sourcing initiatives and a higher mix of direct international sales.
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
Other Expense
Other expense in 2012 primarily consisted of foreign currency transaction losses. For 2011, other expense consisted primarily of a $1.4 million expense related to a derivative liability associated with the third contingent payment paid pursuant to the securities purchase and redemption agreement. The derivative liability was recorded as a derivative due to the variability in the potential amount payable. The estimated fair value of this derivative was approximately $2.4 million as of December 31, 2010 and June 30, 2011. The amount became fixed at $3.8 million upon the consummation of our initial public offering, or IPO, and the additional $1.4 million was included in other expense. The derivative liability was paid on July 29, 2011.
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
Selected Quarterly Financial Data (Unaudited)
The following table sets forth our unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2013. The information for each quarter is derived from our unaudited interim consolidated financial statements, which we have prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. This information includes all adjustments that management considers necessary for the fair presentation of such data. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Jun. 30, 2012	Mar. 31, 2012
	(in thousands, except share and per share data)
Net sales	$72,249	$50,004	$50,789	$37,050	$100,970	$71,000	$72,436	$53,280
Cost of goods sold	40,817	27,573	28,004	20,564	56,045	37,315	37,228	27,665
Gross profit	31,432	22,431	22,785	16,486	44,925	33,685	35,208	25,615
Selling, general and administrative expenses	25,951	21,917	23,950	26,311	27,261	23,065	23,491	24,131
Income (loss) from operations	5,481	514	(1,165)	(9,825)	17,664	10,620	11,717	1,484
Other (income) expense	74	153	(249)	538	(139)	219	421	(48)
Interest expense	42	125	112	103	186	184	147	124
Income before income taxes	5,365	236	(1,028)	(10,466)	17,617	10,217	11,149	1,408
Income taxes	1,686	(842)	(339)	(3,387)	6,183	3,782	4,342	267
Net income (loss)	3,679	1,078	(689)	(7,079)	11,434	6,435	6,807	1,141
Net loss (income) attributable to noncontrolling interests	(110)	(1)	54	32	30	57	—	(24)
Net income (loss) attributable to Skullcandy, Inc.	$3,569	$1,077	$(635)	$(7,047)	$11,464	$6,492	$6,807	$1,117
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.13	$0.04	$(0.02)	$(0.25)	$0.42	$0.24	$0.25	$0.04
Diluted	0.13	0.04	(0.02)	(0.25)	0.41	0.23	0.24	0.04
Weighted average common shares outstanding
Basic	27,777,909	27,764,914	27,719,081	27,700,765	27,593,290	27,461,021	27,339,599	27,281,753
Diluted	28,079,543	27,879,842	27,719,081	27,700,765	27,848,927	28,130,470	28,005,190	27,942,313

Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this seasonal impact on our net sales is likely to continue. In 2013, approximately 58.2% of our net sales and 57.8% of our gross profit were generated in the second half of the year. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year. As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically borrowed under our credit facility.
Selling, general and administrative expenses in the first quarter 2013 include $1.2 million of expenses associated with the departure of our former chief executive officer and a loss of $2.0 million related to disposals of property and equipment for certain end of life products.
Selling, general and administrative expenses in the second and third quarters of 2013, respectively, include $1.1 million and $1.0 million in costs related to the closure of the San Clemente, California office.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash and cash equivalents at beginning of year	$19,345	$23,302	$6,462
Net cash provided by operating activities	23,456	13,542	28,803
Net cash used in investing activities	(4,131)	(10,719)	(37,052)
Net cash provided by (used in) financing activities	(159)	(6,813)	25,114
Effect of exchange rate changes on cash and cash equivalents	324	33	(25)
Cash and cash equivalents at end of year	$38,835	$19,345	$23,302
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.
In 2013, net cash provided by operating activities was $23.5 million and consisted of net loss of $(3.0) million plus $11.8 million for non-cash items, less $14.7 million for working capital and other activities. Non-cash items consisted primarily of $9.4 million of depreciation and amortization, $2.2 million for the loss on disposal of fixed assets, $1.3 million for the provision for doubtful accounts and $3.6 million of stock-based compensation expense. Working capital and other activities consisted primarily of decreases in accounts receivable of $17.3 million, partially offset by a decrease in accounts payable of $6.3 million.
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
Net Cash Used in Investing Activities.
In 2013, net cash used in investing activities consisted primarily of $4.1 million for purchase of property and equipment.
In 2012, net cash used in investing activities consisted of $10.5 million for purchase of property and equipment and $0.2 million for the purchase of intangible assets.
In 2011, net cash used in investing activities consisted of $7.6 million for purchase of property and equipment, $10.8 million for the acquisition of Astro Gaming and $18.6 million for the acquisition of Kungsbacka 57 AB.
Net Cash Provided by (Used in) Financing Activities.
In 2013, net cash used in financing activities was $0.2 million and consisted primarily of debt issuance costs.
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
We believe that our cash flow from operating activities will be sufficient to meet our capital requirements for at least the next twelve months, and if necessary we have available borrowings under our credit facility.
Indebtedness
On August 19, 2013, we entered into a new credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank, National Association, as lender, which provides a line of credit of up to $50 million. As a subfeature, the credit facility provides for letters of credit up to $10.0 million. The credit facility is secured with a first-priority lien against substantially all of our assets.
The credit facility requires us to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.5 to 1.0 as of the last day of each fiscal quarter; (b) asset ratio not less than 1.35 to 1.00 as of the last day of each fiscal quarter; (c) net income measured on a rolling 4-quarter basis for each fiscal quarter set forth in the table below, determined as of the last day of each such fiscal quarter, not less than the amount set forth opposite the relevant fiscal quarter:

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
The credit facility carries interest based on the 3-month LIBOR, resetting daily (floating), plus applicable margin. Applicable margin is determined by our (total liabilities / tangible net worth) quarterly as follows: (a) < 0.25:1.00 Applicable Margin to be 1.30%; (b) > = 0.25:1.00 Applicable Margin to be 1.50%. We may borrow, partially or wholly repay our outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of the note, during the term of the note. The credit facility expires on August 19, 2018. At December 31, 2013 and December 31, 2012 total borrowings outstanding were $0, $0, respectively. To the extent that that our rolling four quarter net income is less than the threshold stated in the covenants above, our ability to draw upon the line of credit may be limited.
Contractual Obligations and Commitments
The following table summarizes, as of December 31, 2013, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Operating lease obligations	$3,600	$1,540	$2,049	$11	$—
Sponsorship agreements	1,539	1,146	393	—	—
Other contractual obligations	15,008	4,618	10,390
Total	$20,147	$7,304	$12,832	$11	$—
We lease office space under non-cancelable operating leases. The leases expire at various dates through 2018, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
We have contractual relationships with certain of our sponsored athletes, musicians and artists, whereby we compensate them for promoting our products or pay them a royalty on sales of their signature headphones. Sponsorship arrangements are typically structured to give our sponsored team members financial incentives to maintain a highly visible profile with our products. Our contracts typically have a one-to three-year term, and grant us a license for the use of their names and likenesses, and typically require them to maintain exclusive association with our headphones. In turn, we agree to make cash payments to our sponsored team members for wearing our products during various public appearances, in magazine shoots and on the podium after certain competitive victories. In addition to cash payments, we also generally provide limited complimentary products for their use, and reimburse certain travel expenses incurred in conjunction with promoting our products.
Our other contractual obligations consist of warehouse distribution services with our third party supply chain providers.
Indemnification
We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2013.
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
Inventories
We value inventories at the lower of the cost or the current estimated market value of the inventory. Substantially all of our inventory is comprised of finished goods. We regularly review our inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value. Demand for our products could fluctuate significantly. The demand for our products could be negatively affected by many factors, including, but not limited to the following:
•unanticipated changes in consumer preferences;
•weakening economic conditions;
•terrorist acts or threats;
•reduced consumer confidence in the retail market; and
•unseasonable weather.
Some of these factors could also interrupt the production and importation of our products or otherwise increase the cost of our products. As a result, our operations and financial performance could be negatively affected. Additionally, our estimate of product demand and market value could be inaccurate, which could result in excess and obsolete inventory.
Long-Lived Assets Including Goodwill and Intangible Assets
We review property and equipment and certain identifiable intangible assets, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during 2013, 2012 and 2011.

Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill or intangible asset impairment charges in 2013, 2012 and 2011.
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

Performance-based restricted stock units, or PSUs, vest subject to the achievement of certain predetermined performance goals and employment over the requisite service period. If a performance goal is not met or is not expected to be met, we do not recognize expense on the number of the PSUs that are not expected to vest, and we reverse any previously recognized compensation expense on those PSUs in the period that expectations change.
We completed an employee stock option exchange program during 2013 which permitted the Company's eligible employees to exchange some or all of their eligible outstanding options to purchase the Company's common stock. The Company did not record additional compensation cost related to the exchange as the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated prior to the exchange.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
We maintain a credit facility that provides for revolving loans of up to $50.0 million and letters of credit up to $10.0 million. At December 31, 2013, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of December 31, 2013 was a liability of $0.3 million compared to an liability of $0.1 million as of December 31, 2012. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $0.8 million as of December 31, 2013 compared with a decrease of approximately $2.1 million as of December 31, 2012. If adjustments for credit risk were to be included, the decrease would be smaller.
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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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
In connection with the preparation of our annual consolidated financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), or the COSO Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, or prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of our internal control over financial reporting and has issued an attestation report on our internal control over financial reporting.
Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Skullcandy, Inc.
We have audited Skullcandy Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO criteria”). Skullcandy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Skullcandy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skullcandy, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013 of Skullcandy, Inc. and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 14, 2014

Item 9B.    Other Information.
None.

PART III
We are incorporating by reference the information required by Part III of this annual report from our proxy statement for the Annual Meeting of Shareholders to be held May 14, 2014, which will be filed with the SEC within 120 days after December 31, 2013.

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

3.	Exhibits. The exhibits listed below are filed as part of this annual report on Form 10-K.

4.	(A) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Skullcandy, Inc. (incorporated by reference to Exhibit 3.3 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)
3.2	Amended and Restated Bylaws of Skullcandy, Inc. (incorporated by reference to Exhibit 3.5 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

Exhibit No.	Description of Exhibit
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

10.13	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)
10.14	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)
10.15	2011 Incentive Award Plan (incorporated by reference to Exhibit 10.17 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

Exhibit No.	Description of Exhibit
10.16	Form of Stock Option Agreement under the 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)
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

10.25	Form of Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Skullcandy, Inc.'s Current Report on Form 8-K, filed on May 25, 2012)
10.26
Separation Agreement and Release by and between Jeremy Andrus and Skullcandy, Inc. (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.'s Current Report on Form 8-K, filed on February 8, 2013)

10.27	Amended and Restated Skullcandy, Inc. 2011 Incentive Award Plan (incorporated by reference to Annex A to Skullcandy, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 30, 2012)
10.28
Skullcandy, Inc. Nonqualified Inducement Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.1 to Skullcandy, Inc.'s Registration Statement on Form S-8, filed on May 10, 2013)

10.29
Skullcandy, Inc. Inducement Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to Skullcandy, Inc.'s Registration Statement on Form S-8, filed on May 10, 2013)

10.30	Separation Agreement between Skullcandy, Inc. and Nate Morley dated as of September 13, 2013
10.31	Separation Agreement between Skullcandy, Inc. and Aaron Behle dated as of August 9, 2013
10.32	Separation Agreement between Skullcandy, Inc. and Kyle Wescoat dated as of October 4, 2013
10.33
Credit Agreement dated as of August 19, 2013, by and between Skullcandy, Inc., a Delaware corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on August 21, 2013)

10.34
Revolving line of credit note dated August 19, 2013 by Skullcandy, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.2 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on August 21, 2013)

10.35	Astro Gaming Supplemental Compensation Plan
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit No.	Description of Exhibit
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

SKULLCANDY, INC.
By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2014.

SIGNATURE	TITLE

/s/ S. HOBY DARLING	President, Chief Executive Officer and Director (Principal Executive Officer)
S. Hoby Darling
/s/ JASON HODELL	Chief Financial Officer (Principal Accounting and Financial Officer)
Jason Hodell
/s/ DOUG COLLIER	Chairman of the Board
Doug Collier
/s/ RICK ALDEN	Director
Rick Alden
/s/ JAY BROWN	Director
Jay Brown
/s/ JEFF KEARL	Director
Jeff Kearl
/s/ SCOTT OLIVET	Director
Scott Olivet
/s/ HEIDI O'NEILL	Director
Heidi O'Neill
/s/ GREG WARNOCK	Director
Greg Warnock

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Skullcandy, Inc.
We have audited the accompanying consolidated balance sheets of Skullcandy, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skullcandy, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Skullcandy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 14, 2014

SKULLCANDY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$38,835	$19,345
Accounts receivable, net	57,549	76,307
Inventories	40,284	41,567
Prepaid expenses and other current assets	4,663	5,604
Deferred taxes	4,695	2,943
Total current assets	146,026	145,766
Property and equipment, net	10,021	16,000
Intangibles	10,979	12,481
Goodwill	13,867	13,867
Deferred financing fees	224	161
Total assets	$181,117	$188,275
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,565	$22,887
Accrued liabilities	22,838	21,047
Total current liabilities	39,403	43,934
Deferred taxes	—	2,219
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.0001 per share; 10,000,000 shares authorized and no shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	—
Common stock, par value $0.0001 per share; 200,000,000 shares authorized, 32,604,650 shares issued and 27,778,248 shares outstanding at December 31, 2013; 200,000,000 shares authorized, 32,525,766 shares issued and 27,699,364 shares outstanding at December 31, 2012, respectively	3	3
Treasury stock, 4,826,402 shares at cost at December 31, 2013 and 2012	(43,294)	(43,294)
Additional paid-in capital	131,428	128,676
Accumulated other comprehensive loss	(171)	(22)
Retained earnings	53,182	56,218
Total Skullcandy stockholders’ equity	141,148	141,581
Noncontrolling interests	566	541
Total stockholders’ equity	141,714	142,122
Total liabilities and stockholders’ equity	$181,117	$188,275
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$210,092	$297,686	$232,469
Cost of goods sold	116,958	158,254	116,930
Gross profit	93,134	139,432	115,539
Selling, general and administrative expenses	98,129	97,948	73,378
Income (loss) from operations	(4,995)	41,484	42,161
Other expense	516	453	1,761
Interest expense	382	641	1,089
Interest expense—related party	—	—	6,384
Income (loss) before income taxes and noncontrolling interests	(5,893)	40,390	32,927
Income taxes (benefit)	(2,882)	14,574	14,306
Net income (loss)	(3,011)	25,816	18,621
Net loss (income) attributable to noncontrolling interests	(25)	63	(4)
Preferred stock dividends	—	—	(17)
Net income (loss) attributable to Skullcandy, Inc.	$(3,036)	$25,879	$18,600
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$(0.11)	$0.94	$0.93
Diluted	(0.11)	0.92	0.79
Weighted average common shares outstanding
Basic	27,740,945	27,405,017	20,078,579
Diluted	27,740,945	27,980,983	23,573,962
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)

	Twelve Months Ended December 31,
	2013	2012	2011
Net income (loss)	$(3,011)	$25,816	$18,621
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax benefit of $20, $78 and ($20) for the twelve months ended December 31, 2013, 2012 and 2011, respectively	(178)	(224)	181
Foreign currency translation adjustment	29	84	(63)
Comprehensive income (loss)	(3,160)	25,676	18,739
Comprehensive loss (income) attributable to noncontrolling interests	(25)	63	(4)
Comprehensive income (loss) attributable to Skullcandy, Inc.	$(3,185)	$25,739	$18,735
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands of dollars)

	Series A, B and C Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Skullcandy Stockholders’ Equity (Deficit)	Noncontrolling Interests	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	321,710	2,534	14,151,158	1	(43,294)	9,197	—	11,739	(22,357)	—	(22,357)
Net income	—	—	—	—	—	—	—	18,617	18,617	4	18,621
Exercise of stock options	—	—	557,134	—	—	1,140	—	—	1,140	—	1,140
Vesting of restricted stock	—	—	11,088	—	—	32	—	—	32	—	32
Stock-based compensation	—	—	—	—	—	5,243	—	—	5,243	—	5,243
Dividends accrued	—	—	—	—	—	—	—	(17)	(17)	—	(17)
Tax benefit related to stock options	—	—	—	—	—	1,171	—	—	1,171	—	1,171
Issuance of common stock, net of issuance costs	—	—	4,166,667	1	—	69,901	—	—	69,902	—	69,902
Conversion of convertible note into common stock	—	—	3,862,124	1	—	29,824	—	—	29,825	—	29,825
Conversion of redeemable convertible preferred stock into common stock	(321,710)	(2,534)	4,507,720	—	—	2,534	—	—	2,534	—	2,534
Unrealized gain on foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	181	—	181	—	181
Foreign currency translation	—	—	—	—	—	—	(63)	—	(63)	—	(63)
Partner contributions in noncontrolling interests	—	—	—	—	—	—	—	—	—	600	600
Balance at December 31, 2011	—	—	27,255,891	3	(43,294)	119,042	118	30,339	106,208	604	106,812
Net income	—	—	—	—	—	—	—	25,879	25,879	(63)	25,816
Exercise of stock options	—	—	443,473	—	—	2,366	—	—	2,366	—	2,366
Stock-based compensation	—	—	—	—	—	6,563	—	—	6,563	—	6,563
Tax benefit related to stock options	—	—	—	—	—	705	—	—	705	—	705
Unrealized loss on foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	(224)	—	(224)	—	(224)
Foreign currency translation	—	—	—	—	—	—	84	—	84	—	84
Balance at December 31, 2012	—	$—	27,699,364	$3	(43,294)	$128,676	$(22)	$56,218	$141,581	$541	$142,122
Net income (loss)	—	—	—	—	—	—	—	(3,036)	(3,036)	25	(3,011)
Exercise of stock options	—	—	43,719	—	—	174	—	—	174	—	174
Vesting of restricted stock	—	—	35,165	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3,632	—	—	3,632	—	3,632
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax	—	—	—	—	—	—	(178)	—	(178)	—	(178)
Deferred tax asset true up to APIC pool	—	—	—	—	—	(962)	—	—	(962)	—	(962)
Tax benefit related to stock options	—	—	—	—	—	(92)	—	—	(92)	—	(92)
Foreign currency translation	—	—	—	—	—	—	29	—	29	—	29
Balance at December 31, 2013	—	$—	27,778,248	$3	(43,294)	$131,428	$(171)	$53,182	$141,148	$566	$141,714
See accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$(3,011)	$25,816	$18,621
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,428	6,220	2,031
Loss on disposal of property and equipment	2,187	7	123
Provision for doubtful accounts	1,312	3,617	333
Deferred income taxes	(4,927)	(355)	805
Noncash interest expense	177	241	6,643
Stock-based compensation expense	3,632	6,563	5,243
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	17,305	(29,287)	(4,219)
Inventories	1,140	2,433	(13,966)
Prepaid expenses and other	1,504	2,679	(4,633)
Accounts payable	(6,339)	(343)	7,616
Accrued liabilities	1,048	(4,049)	10,206
Net cash provided by operating activities	23,456	13,542	28,803
Investing activities
Purchase of property and equipment	(4,111)	(10,475)	(7,559)
Purchase of intangible assets	(20)	(244)	(31)
Business acquisitions	—	—	(29,462)
Net cash used in investing activities	(4,131)	(10,719)	(37,052)
Financing activities
Net borrowings (repayments) on bank line of credit	—	(9,884)	(919)
Repayment of long-term debt	—	—	(46,780)
Debt issuance costs	(241)	—	—
Proceeds from issuance of common stock, net of issuance costs	174	—	69,902
Capital contribution by joint venture partner	—	—	600
Proceeds from exercise of stock options and warrants	—	2,366	1,140
Income tax benefit related to exercise of stock options	(92)	705	1,171
Net cash provided by (used in) financing activities	(159)	(6,813)	25,114
Effect of exchange rate changes on cash and cash equivalents	324	33	(25)
Net increase (decrease) in cash and cash equivalents	19,490	(3,957)	16,840
Cash and cash equivalents, beginning of year	19,345	23,302	6,462
Cash and cash equivalents, end of year	$38,835	$19,345	$23,302
Supplemental cash flow information:
Cash paid for interest	$1	$184	$6,700
Cash paid for income tax	7,042	15,112	3,842
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business
Skullcandy, Inc., a Delaware corporation (the “Company” or "We"), is the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. Skullcandy designs, markets and distributes audio and gaming headphones, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands.

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

	Net Sales Customer A	Net Sales Customer B
For the year ended December 31, 2013	10%	14%
For the year ended December 31, 2012	*	14%
For the year ended December 31, 2011	*	13%
*Indicates less than 10% of net sales for the period.
Customer B accounted for 28% and 25% of the Company’s accounts receivable as of December 31, 2013 and 2012, respectively. Customer A accounted for 14% and less than 10% of the Company's accounts receivable as of December 31, 2013 and 2012, respectively. No other single customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2013 and 2012.
The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
In 2013 and 2012, substantially all of the Company’s products were manufactured in China.
Allowance for Doubtful Accounts—As a general policy, collateral is not required for accounts receivable; therefore, the Company periodically monitors the need for and records an allowance for doubtful accounts based upon expected collections of accounts receivable, historical bad debt rates, specific identification of uncollectible accounts and whether the Company has obtained credit insurance. The Company records a specific reserve for individual accounts when the Company becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customer change, the Company would further adjust estimates of the recoverability of receivables. The Company’s payment terms are typically net 30 with terms up to net 120 for certain international distributors. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. In the event the Company determines that a smaller or larger reserve is appropriate, it would record a benefit or charge to bad debt expense in the period in which such a determination was made.
Inventories—Inventories consist mainly of headphones and other audio accessories and are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, it reduces inventory for such difference as a charge to cost of goods sold to reflect the lower of cost or market. As of December 31, 2013 and 2012, the Company had recorded a reduction for excess and obsolete inventory of approximately $1,092,000 and $951,000, respectively. As of December 31, 2013 and 2012, substantially all of the Company’s inventory was comprised of finished goods.
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
The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any impairments during 2013, 2012 and 2011.
Prior to the acquisitions of Astro Gaming, Inc. in April 2011 and Kungsbacka 57 AB in August 2011, the Company did not have goodwill. The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company has certain intangible assets related to the registration of trademarks and domain names in the United States and internationally. As these assets have no identifiable useful lives, no amortization is taken on these assets. Instead they are reviewed annually for impairment as long-lived assets. The Company performs its goodwill and indefinite lived intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or indefinite lived intangible asset impairment charges in the years ended December 31, 2013, 2012 and 2011.
The Company amortizes its intangible assets with definite lives over their estimated useful lives using the straight-line method and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging between three and eight years. Costs incurred to renew or extend the term of these intangible assets are capitalized.

Accrued Liabilities—Accrued liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Sales returns and allowances	$7,010	$4,069
Accrued co-op advertising	3,951	2,273
Accrued payroll and benefits	2,390	2,416
Warranty accrual	1,582	1,207
Income taxes payable	1,218	6,062
Sales commissions	785	1,044
Other accrued liabilities	5,902	3,976
Accrued liabilities	$22,838	$21,047
Revenue Recognition and Sales Returns and Allowances—Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Net sales for online purchases are recognized when products are shipped from the Company’s distribution facilities. Generally, the Company extends credit to its retailers and distributors and does not require collateral. The Company records reductions to sales for estimated product returns, allowances, pricing adjustments and discounts. Estimates of these items are based on actual experience and the terms of agreements with customers and are recorded at the time sales are recognized or when circumstances change resulting in a change in estimated returns. The Company has entered into contracts with various retailers granting a right of return. The contracts with some retailers specify the defective allowance percentage of gross sales. The actual amount of sales returns and allowances, which is uncertain, may differ from the Company’s estimates. Charges to customers for shipping and handling are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations. The increase in the accrued liability for sales returns and allowances from 2012 to 2013 is driven by higher recent product returns rates which increase the anticipated returns rates and additional adjustments for promotional credits during 2013 that may be requested by retailers in 2014.
Product Warranty Obligations—The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products. Historically, the Company has offered a lifetime warranty on returns and therefore accrues for average returns and replacements.
Activity in the warranty accrual balance, which is included in accrued liabilities on the consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2011	1,559
Warranty Claims	(1,166)
Warranty Costs Accrued	814
Balance at December 31, 2012	$1,207
Warranty Claims	(1,547)
Warranty Costs Accrued	1,922
Balance at December 31, 2013	$1,582
Deferred Debt Issuance Costs—Deferred debt issuance costs relate to fees incurred to obtain and amend loans and revolving credit facilities. These costs are being amortized to interest expense over the life of the debt based on the effective interest method. Amortization expense related to deferred debt issuance costs was approximately $177,000, $241,000 and $525,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Demand Creation—The Company expenses demand creation marketing costs, or advertising costs, generally as they are incurred and they appear in the selling, general and administrative portion of the income statement. Total demand creation marketing spend was approximately $27,087,000, $26,041,000 and $23,557,000 for the years ended December 31, 2013, 2012 and 2011. Total demand creation marketing spend encompasses in-store displays, in-store fixtures, print, TV & online media purchases, athletes & team sponsorships, trade show or event costs, retailer co-op advertising programs, promotional items, content creation and royalty spending.  The Company has certain sponsorship arrangements with athletes and musicians and recognizes the expense associated with contractual sponsorships in accordance with the terms of the contract. Various sponsorship arrangements specify a payment upon consummation of the contract as well as monthly installments. Prepayments are expensed ratably over the term of the contract. Other sponsorship arrangements specify a payment based on discrete performance criteria, such as a podium appearance, and are expensed upon achievement of the performance criteria. Amounts capitalized on the balance sheet as prepayments were $215,000 and $416,000 as of December 31, 2013 and 2012, respectively.  Amounts paid to individuals and teams for contractual sponsorships were approximately $2,330,000, $1,566,000 and $870,000 for the years ended December 31, 2013, 2012 and 2011, respectively (See Note 12 for a further description).
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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$(3,036)	$25,879	$18,600
Denominator
Weighted average common stock outstanding for basic net income per common share	27,741	27,405	20,079
Effect of dilutive securities—preferred stock	—	—	2,470
Effect of dilutive securities—warrants, unvested restricted stock and stock options	—	576	1,025
Weighted average common shares and dilutive securities outstanding	27,741	27,981	23,574
For the years ended December 31, 2013, 2012 and 2011, 2,556,221, 2,523,495 and 2,473,977 shares subject to stock options, preferred stock and the convertible note were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Contingently issuable shares (“PSUs”) that have not met the necessary conditions as of the end of a reporting period are not included in the calculation of diluted net income per common share for that period. The Company had contingently issuable awards outstanding that did not meet the performance conditions as of December 31, 2013 and December 31, 2012 respectively and, therefore, were excluded from the calculation of diluted net income per common share. The maximum number of potentially dilutive shares that could be issued upon vesting for such awards was 112,132 as of December 31, 2013. These amounts were also excluded from the computation of anti-dilutive securities.
Stock-Based Compensation—The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as financing cash flows. During 2013, the Company completed an employee stock option exchange program and accounted for the stock option exchange program in accordance with accounting guidance which requires the stock option exchange to be a value neutral transaction, or for any incremental compensation expense to be recorded in the period of exchange.
Fair Value of Financial Instruments—The carrying amounts shown for the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments.
Foreign Currency—The Company translates the financial statements of its international subsidiaries that have the local currency as their functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. The Company recorded $29,000 and $84,000 of net translation gain in 2013 and 2012. The Company records net gains and losses resulting from foreign exchange transactions as a component of other expense. These gains and losses are net of those realized on foreign exchange contracts. The Company recorded foreign exchange transaction losses of $421,000, $611,000 and $364,000 in 2013, 2012 and 2011, respectively.

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
Reclassifications—Certain reclassifications have been made to the 2012 balances to conform to the 2013 presentation to better reflect where these costs should be presented in the statement of operations. For this reason, tooling depreciation and warranty related expenses are being included in cost of goods sold for all comparable periods. For the year ended December 31, 2012, $1,488,000 was reclassified from selling, general and administrative expenses to cost of goods sold.

3.    Allowance for Doubtful Accounts and Sales Returns
Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2010	$3,003	$2,945
Provision	333	15,178
Assumed in acquisition of Kungsbacka 57 AB	—	375
Deductions	(2,737)	(14,299)
Balance, December 31, 2011	599	4,199
Provision	3,617	19,984
Deductions	(1,655)	(20,114)
Balance, December 31, 2012	2,561	4,069
Provision	1,312	25,305
Deductions	(1,992)	(22,364)
Balance, December 31, 2013	$1,881	$7,010

4.    Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Cost:
Leasehold improvements	$3,025	$3,185
Furniture and fixtures	8,246	7,518
Other equipment	5,754	6,931
Computer equipment and software	6,134	5,104
Vehicles	195	174
	23,354	22,912
Less accumulated depreciation	(13,333)	(6,912)
Property and equipment, net	$10,021	$16,000
Depreciation expense related to property and equipment was $7,910,000, $4,779,000 and $1,637,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

5.    Goodwill and Intangibles
The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or intangible asset impairment charges in the years ended December 31, 2013, 2012 and 2011. Intangible assets subject to amortization consist principally of amounts assigned to non-compete agreements and customer relationships. The trade/brand name is not subject to amortization. Intangible assets as of December 31, 2013 consist of the following:

	December 31, 2013
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-compete agreements	0.7	$430	$334	$97
Customer relationships	5.7	10,850	3,025	7,825
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	857	—	857
Total		$14,337	$3,359	$10,979

	December 31, 2012
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-compete agreements	1.7	$430	$191	$239
Customer relationships	6.7	10,850	1,644	9,206
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	836	—	836
Total		$14,316	$1,835	$12,481
Aggregate amortization expense for amortizing intangible assets was $1,518,000 and $1,441,000 for the years ended December 31, 2013 and 2012. There was $394,000 amortization expense for amortizing intangible assets in 2011. Estimated annual amortization expense for each of the next five years is as follows:

	2014	2015	2016	2017	2018
	(in thousands)
Estimated annual amortization expense	$1,476	$1,381	$1,381	$1,381	$1,381

6.    Debt
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
The Company’s credit facility also contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $12 million in aggregate; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2,000,000 in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. As of December 31, 2013, the Company was in compliance with all applicable covenants in its credit facility.

7.    Income Taxes
Income tax expense consisted of the following components:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$306	$12,379	$11,682
State	95	949	1,306
Foreign	1,718	1,576	336
Total current	2,119	14,904	13,324
Deferred:
Federal	(3,759)	(385)	1,056
State	(212)	96	30
Foreign	(1,030)	(41)	(104)
Total deferred	(5,001)	(330)	982
Total provision (benefit) for income taxes	$(2,882)	$14,574	$14,306
The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012
U.S. federal statutory income tax rate	34.0%	35.0%
State tax, net of federal tax impact	1.8%	2.1%
Stock-based compensation	8.9%	1.3%
Tax credits	7.6%	(0.5)%
Foreign rate differential	(2.8)%	(2.4)%
Other	(0.8)%	0.5%
	48.7%	36.0%
Total earnings before income tax expense and noncontrolling interests were comprised of the following:

	December 31,
	2013	2012
	(in thousands)
Domestic operations	$(9,142)	$33,332
Foreign operations	3,249	7,058
Earnings before income tax expense and noncontrolling interests	$(5,893)	$40,390
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Current deferred tax assets:
Bad debt reserve	$329	$313
Obsolete inventory reserve	(70)	(141)
Allowance for sales returns	2,004	1,247
Warranty reserve	564	440
Compensation accruals	—	310
Intercompany revenue	109	—
Uniform capitalization regulations accrual	773	774
Total current deferred taxes	3,709	2,943
Noncurrent deferred tax assets (liabilities):
Fixed assets	(1,142)	(3,057)
Stock compensation	4,123	3,578
Net operating loss	514	304
Amortization	(2,353)	(2,884)
Other	20	5
Total noncurrent deferred taxes before valuation allowance	1,162	(2,054)
Valuation allowance	(176)	(165)
Total noncurrent deferred taxes, net of valuation allowance	986	(2,219)
Total net deferred tax assets	$4,695	$724
As of December 31, 2013, the Company had $514,000 in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 7 to 10 years. As of December 31, 2013 the Company has established a valuation allowance of $176,000 against the portion of the net operating loss carryovers which are more likely than not to not be realized.
Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse. During 2013, the Company wrote-off Deferred Tax Assets related to stock options that had been forfeited with a corresponding adjustment to APIC in the amount of $962,000.
We have not recorded a deferred tax liability for $14.2 million of undistributed earnings of subsidiaries located outside of the United States.  Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and we do not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries.  To the extent that we are able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in our capital situation or investment strategy in which such funds become needed for funding our U.S. operations, we would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits.  The determination of the tax liability upon repatriation is not practicable.
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
During the year ended December 31, 2013, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

December 31, 2012	$316
Decrease of unrecognized tax benefits taken in prior years	(80)
Increase in unrecognized tax benefits related to current year	132
December 31, 2013	$368
The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2013 and 2012, the Company has no significant accrued interest and penalties. As of December 31, 2013, the U.S. Federal statute of limitations remains open for the tax years ended December 31, 2010 and forward. The majority of the state statutes of limitations remain open for the tax years ended December 31, 2010 and forward.
During the years ended December 31, 2013 and 2012, the Company recorded a tax expense of $92,000 and tax benefit of $705,000, respectively directly to equity for excess tax deductions related to stock-based compensation expense.

8.    Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has determined that the chief operating decision maker at the Company is the Chief Executive Officer and the Chief Financial Officer, collectively. The Company operates exclusively in the consumer products category in which the Company develops and distributes audio products and accessories. Prior to the Company’s acquisition of Kungsbacka 57 AB in August of 2011, the Company operated in one business segment and therefore separate financial information for each of the Company's current segments is not available for the twelve months ended December 31, 2011. Based on the nature of the financial information that is reviewed by the Company's chief operating decision maker, following the acquisition of Kungsbacka 57 AB, the Company operates in two operating and reportable segments, North America and International. The North America segment primarily consists of Skullcandy, Astro Gaming, and 2XL by Skullcandy product sales to customers in the United States, Canada and Mexico (through the Company’s joint venture). The international segment primarily includes Skullcandy product sales to customers in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the twelve months ended December 31, 2013 and 2012 are net sales of $5,040,000 and $19,740,000, respectively that represent products that were sold from North America to retailers and distributors in other countries. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. Information related to the Company’s operating segments is as follows:

	2013	2012
	(in thousands)
Net sales
North America	$160,041	$250,262
International	50,051	47,424
Consolidated	210,092	297,686
Gross profit
North America	70,188	115,711
International	22,946	23,721
Consolidated	93,134	139,432
Income (loss) from operations
North America	(9,057)	31,869
International	4,062	9,615
Consolidated	(4,995)	41,484
Identifiable assets
North America	130,934	134,422
International	50,183	53,853
Consolidated	181,117	188,275
Long-lived assets
North America	11,712	17,439
International	9,288	11,042
Consolidated	21,000	28,481
Goodwill
North America	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

9.    Employee Benefit Plan
The Company maintains a salary deferral 401(k) plan for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $541,000, $469,000 and $371,000 for the years ended December 31, 2013, 2012 and 2011, respectively and the expenses are included in selling, general and administrative expenses.

10.    Stock-Based Compensation
Overview
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
     The Company did record additional compensation cost related to the exchange as the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. The Company will recognize the remaining unamortized compensation cost related to the exchanged options over the vesting period of the new options.
Stock Options
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
The Company recorded $3,632,000, $6,563,000 and $5,243,000 in stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. All stock-based compensation expense is included in selling, general and administrative expenses. The Company has not recorded any stock-based compensation expense on its performance-based restricted stock units as the Company does not believe that it is probable that the performance criteria will be met. The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of options granted. The Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Fair value of options granted	$4.08	$5.46	$8.61
Risk-free interest rate	1.21%	1.17%	2.29%
Expected term (in years)	6.3	6.1	7.0
Expected dividend yield	—%	—%	—%
Expected volatility	53.6%	40.4%	39.5%
Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below.
Expected Term—For options granted prior to 2012, options granted generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. For options granted in 2012 or later, options granted generally vest as follows: 25% of the shares vest on each anniversary of the vesting commencement date. Options granted generally expire 10 years from the date of grant. In order to compute the expected term for the four-year period immediately following our IPO, we elected to use the simplified method due to insufficient historical exercise data available to provide a reasonable basis upon which to estimate the expected term.
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
Expected Forfeiture Rate—Based on historical experience of option pre-vesting cancellations, the Company has assumed a 5.57% forfeiture rate for its current options. Under the true-up provisions of the authoritative guidance related to stock-based compensation, the Company will modify the expense if the actual forfeiture rate is different than what the Company estimated.
The unrecognized compensation cost of stock options and restricted stock as of December 31, 2013 was $7,792,000, which is expected to be recognized over the weighted average remaining vesting period of 3.43. As of December 31, 2013, there were approximately 2,100,000 shares of common stock available for future issuances of stock options.
Changes in stock options issued are as follows:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2010	3,350,228	$ 0.30 – 11.99	7.97
Granted	1,847,540	16.00 – 20.00	19.27
Exercised	(557,134)	0.30 – 11.99	2.62
Forfeited	(217,227)	1.85 – 20.00	13.47
Balance at December 31, 2011	4,423,407	0.37 – 20.00	13.07
Granted	638,326	8.50 – 16.06	12.85
Exercised	(443,473)	0.37 – 11.99	5.39
Forfeited	(633,821)	5.26 – 20.00	14.33
Balance at December 31, 2012	3,984,439	0.37 – 20.00	13.68
Granted	1,344,703	5.07 - 6.29	5.33
Exercised	(43,719)	1.85 - 5.26	3.98
Forfeited	(2,752,974)	5.33 - 20.00	14.93
Balance at December 31, 2013	2,532,449	0.37 – 20.00	8.06	7.0	2,729,107
Vested	1,209,686	0.37 – 20.00	10.24	4.3	408,736
Unvested	1,322,763	5.07 - 20.00	6.07	9.4	2,320,372
Exercisable as of December 31, 2013	1,209,686	0.37 – 20.00	10.24	4.3	408,736

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of Company’s common stock as of December 31, 2013.
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2013 was approximately $72,057, which was the difference between the exercise price of the underlying stock options awards and the fair value of the Company’s common stock on the date of exercise.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2013:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2012	270,133	12.10
Granted	—	—
Vested	—	—
Forfeited	(158,001)	11.88
Balance at December 31, 2013	112,132	12.42	5.6
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2013:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2012	52,777	12.06
Granted	777,563	5.27
Vested	(35,165)	13.85
Forfeited	(91,573)	5.73
Balance at December 31, 2013	703,602	5.29	9.6

11.    Financial Derivatives and Hedging Activities
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
Derivatives Designated as Hedging Instruments—Cash Flow Hedges
The Company uses currency forward contracts as cash flow hedges to manage its exposure to fluctuations in the Euro (EUR) to U.S. Dollar (USD) and Great British Pound (GBP) to U.S. Dollar exchange rates on a portion of forecasted international net sales expected to be realized over a maximum of six months. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

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
As of December 31, 2013, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	6	€5,884,615	$7,999,433
Sell GBP/Buy USD Forward Contract	6	£2,761,129	4,470,371
	12		$12,469,804
These contracts have maturities of six months or less.
The following table summarizes the amount of income or recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain (loss) Recognized in OCI on Derivative (Effective Portion)			Location of Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012	2011		2013	2012	2011		2013	2012	2011
Sell EUR/Buy USD Forward Contract	$(376)	$379	$250	Net sales	$(277)	$596	$76	Net sales	$7	$(10)	$1
Sell GBP/Buy USD Forward Contract	(82)	(158)	39	Net sales	18	(124)	12	Net sales	2	(4)	—
	$(458)	$221	$289		$(259)	$472	$88		$9	$(14)	$1
The Company expects substantially all of the amounts recorded as a component of accumulated other comprehensive income (deferred losses of $49,000) will be realized in the consolidated statements of operations within the next twelve months and the amount will vary depending on market rates.
Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of December 31, 2013, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€2,285,561	$3,124,153
Sell GBP/Buy USD Forward Contract	2	£1,044,833	1,708,690
	4		$4,832,843
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain (loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2013	2012	2011
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(138)	$(74)	$69
Sell GBP/Buy USD Forward Contract	Net sales	(48)	(30)	17
		$(186)	$(104)	$86
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$(95)	$(41)	$163
Sell GBP/Buy USD Forward Contract	Other income (expense)	(39)	(51)	36
		$(134)	$(92)	$199
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivatives Asset		Derivative Liabilities
	As of December 31,		As of December 31,
	2013	2012	2013	2012
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$109	$53
Sell GBP/Buy USD Forward Contract	—	—	100	9
	$—	$—	$209	$62
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$2	$25	$37
Sell GBP/Buy USD Forward Contract	—	—	22	21
	$—	$2	$47	$58
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
Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1) As of December 31,		Significant Other Observable Inputs (Level 2) As of December 31,		Significant Unobservable Inputs (Level 3) As of December 31,		Total Fair Value at As of December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
Assets
Derivative Financial Instruments	$—	$—	$—	$2	$—	$—	$—	$2
Liabilities
Derivative Financial Instruments	$—	$—	$(256)	$(120)	$—	$—	$(256)	$(120)
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

12.    Commitments and Contingencies
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

Year ending December 31:
2014	$1,146
2015	326
2016	67
2017	—
Total minimum sponsorship payments	$1,539
Future minimum payments under operating lease obligations are (in thousands):

Year ending December 31:
2014	$1,540
2015	1,160
2016	743
2017	146
2018	11
Thereafter	—
Total minimum lease payments	$3,600
Operating lease obligations primarily relate to the Company’s lease of office space in several countries with various expiration dates through 2017. The terms of these leases often include periods of free rent, or rent holidays and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis and has accrued for rent expense recorded but not paid. Rent expense for the years ended December 31, 2013, 2012 and 2011 totaled $2,116,000, $1,908,000 and $829,000, respectively. Estimated sublease income of $204,000, $211,000 and $218,000 expected to be received in 2014, 2015 and 2016, respectively.
Other contractual obligations consist of warehouse distribution services with the Company’s third party supply chain providers.

Year ending December 31:
2014	$4,618,000
2015	4,618,000
2016	4,618,000
2017	1,154,000
Total minimum other contractual obligations	$15,008,000
The Company has fully cancellable purchase orders none of which extend beyond one year.
The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

13. Costs Associated with Exit or Disposal Activities
In June, 2013, the Company announced plans to consolidate its marketing, creative, business development and legal departments as well as certain sales and international personnel to the Company’s headquarters in Park City, Utah and close the office in San Clemente, California. For the year ended December 31, 2013, the Company recorded expense of approximately $2,227,000, of which $1,304,000 related to severance, $588,000 in charges related to property and equipment expected to be disposed, $147,000 in charges associated with subleasing the former office space, and $188,000 related to relocation and professional service expenses. Expenses are recorded in selling, general and administrative expenses for the North America segment. The Company does not anticipate any material charges associated with the San Clemente office closure to be incurred subsequent to December 31, 2013.
The Company initially recorded a liability of $991,000 as of June 30, 2013. As of December 31, 2013, all expenses associated with the closure of the San Clemente office were paid. There was no liability recorded as of December 31, 2013.