Form 10-Q
period 2014-03-31
SKULLCANDY, INC.
filed 2014-05-09
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2014, 28,011,125 shares of the registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$48,165	$38,835
Accounts receivable, net	36,421	57,549
Inventories	42,680	40,284
Prepaid expenses and other current assets	6,145	4,663
Deferred taxes	3,118	4,097
Total current assets	136,529	145,428
Property and equipment, net	9,745	10,021
Intangibles	9,910	10,979
Goodwill	13,867	13,867
Deferred financing fees	212	224
Deferred taxes	2,563	2,395
Total assets	$172,826	$182,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,627	$16,565
Accrued liabilities	15,737	22,838
Deferred taxes	331	55
Total current liabilities	30,695	39,458
Deferred taxes	1,659	1,742
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	133,552	131,428
Accumulated other comprehensive loss	(145)	(171)
Retained earnings	49,719	53,182
Total Skullcandy stockholders’ equity	139,835	141,148
Noncontrolling interests	637	566
Total stockholders’ equity	140,472	141,714
Total liabilities and stockholders’ equity	$172,826	$182,914

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net sales	$39,080	$37,050
Cost of goods sold	20,917	20,564
Gross profit	18,163	16,486
Selling, general and administrative expenses	22,080	26,311
Loss from operations	(3,917)	(9,825)
Other expense	170	539
Interest expense	11	103
Loss before income taxes and noncontrolling interests	(4,098)	(10,467)
Income tax benefit	(706)	(3,387)
Net loss	(3,392)	(7,080)
Net income (loss) attributable to noncontrolling interests	(71)	33
Net loss attributable to Skullcandy, Inc.	$(3,463)	$(7,047)
Net loss per common share attributable to Skullcandy, Inc.
Basic	$(0.12)	$(0.25)
Diluted	(0.12)	(0.25)
Weighted average common shares outstanding
Basic	27,835,483	27,700,765
Diluted	27,835,483	27,700,765

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,392)	$(7,080)
Unrealized gain on foreign currency cash flow hedges, net of tax benefit of $12 and $40 for the three months ended March 31, 2014 and 2013, respectively	50	355
Foreign currency translation adjustment	24	93
Comprehensive loss	(3,318)	(6,632)
Comprehensive income (loss) attributable to noncontrolling interests	(71)	33
Comprehensive loss attributable to Skullcandy, Inc.	$(3,389)	$(6,599)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(3,392)	$(7,080)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,260	2,176
Loss on disposal of property and equipment and intangible assets	689	1,956
Provision for doubtful accounts	175	550
Deferred income taxes	1,003	(4,076)
Noncash interest expense	12	64
Stock-based compensation expense	668	933
Changes in operating assets and liabilities:
Accounts receivable	20,821	40,955
Inventories	(2,518)	(9,588)
Prepaid expenses and other current assets	(2,141)	1,993
Accounts payable	(1,690)	(5,336)
Accrued liabilities	(6,300)	(7,699)
Net cash provided by operating activities	9,587	14,848
Investing activities
Purchase of property and equipment	(1,608)	(712)
Net cash used in investing activities	(1,608)	(712)
Financing activities
Proceeds from exercise of stock options	1,728	22
Income tax benefit from stock option exercises	(274)	3
Net cash provided by financing activities	1,454	25
Effect of exchange rate changes on cash and cash equivalents	(103)	8
Net increase in cash and cash equivalents	9,330	14,169
Cash and cash equivalents, beginning of period	38,835	19,345
Cash and cash equivalents, end of period	$48,165	$33,514
Supplemental cash flow information:
Cash paid for interest	—	—
Cash paid for income tax	1,294	5,405

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business
Skullcandy, Inc., a Delaware corporation (the “Company”), is a global designer, marketer and distributor of performance and gaming audio and other accessory related products under the Skullcandy, Astro Gaming and 2XL brands.
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 and the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three months ended March 31, 2014 and cash flows for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014. The December 31, 2013 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
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

Reclassifications to consolidated balance sheet
Subsequent to the filing of the financial statements in Form 10-K as of and for the year ended December 31, 2013, the Company determined that certain deferred tax amounts were improperly combined by jurisdiction and by current and non-current classification on the consolidated balance sheet at December 31, 2013. As a result, current deferred tax assets were overstated by $598,000, non-current deferred tax assets were understated by $2,395,000, current deferred tax liabilities were understated by $55,000 and non-current deferred tax liabilities were understated by $1,742,000. The improper classification has been corrected by reclassifying these amounts on the consolidated balance sheet. The improper classification was not considered material to the consolidated balance sheet, and had no effect on the consolidated statement of operations, the consolidated statement of comprehensive income (loss), the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit), or the consolidated statements of cash flows as of and for the year ended December 31, 2013.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the results of the Company's joint venture in Mexico. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
No new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on the Consolidated Financial Statements.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(3) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. The customers that accounted for a significant portion of net sales are as follows:

	Three Months Ended March 31,
	2014	2013
Net Sales Customer A	14.0%	18.0%
Net Sales Customer B	11.0%	*
* Indicates less than 10% of net sales for the period
Customer A accounted for 16% and 28% of the Company’s accounts receivable as of March 31, 2014 and December 31, 2013, respectively. Customer B accounted for 10% of the Company's accounts receivable as of March 31, 2014. As of December 31, 2013, Customer B accounted for less than 10% of the Company's accounts receivable. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
(4) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2013	$1,881	$7,010
Provision	175	4,191
Deductions	(30)	(6,023)
Balance, March 31, 2014	$2,026	$5,178
(5) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2013	$1,582
Warranty Claims	(319)
Warranty Costs Accrued	115
Balance at March 31, 2014	$1,378

(6) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	March 31, 2014	December 31, 2013
	(in thousands)
Cost:
Leasehold improvements	$3,042	$3,025
Furniture and fixtures	8,824	8,246
Other equipment	6,976	5,754
Computer equipment and software	5,879	6,134
Vehicles	227	195
	24,948	23,354
Less accumulated depreciation	(15,203)	(13,333)
Property and equipment, net	$9,745	$10,021
(7) Net Loss per Share
Basic net loss per common share is computed by dividing the net loss attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Numerator
Net loss attributable to Skullcandy, Inc.	$(3,463)	$(7,047)
Denominator
Weighted average common stock outstanding for basic net income per common share	27,835	27,701
Effect of dilutive securities—unvested restricted stock and stock options	—	—
Weighted average common shares and dilutive securities outstanding	27,835	27,701
For the three months ended March 31, 2014 and March 31, 2013, 1,913,797 and 3,503,474 shares subject to stock options and restricted stock units were excluded from the diluted calculation as their inclusion would have been anti-dilutive.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
The Company’s credit facility also contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $12 million in aggregate; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2,000,000 in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. At March 31, 2014, the Company was in compliance with all applicable covenants in its credit facility.
Subsequent to period end, the Company entered into an amendment of its credit agreement and revolving line of credit on April 29, 2014. The amendment reduced the line of credit to $10,000,000 and letters of credit to $5,000,000 and also included the following changes to the financial covenants:
1.Removed the net income requirement;
2.Revised the total liabilities divided by tangible net worth ratio to not greater than 1.1 : 1.0 as of the last day of each fiscal quarter;
3.Revised the current ratio to not less than 2.0 : 1.0 as of the last day of each fiscal quarter; and
4.Included an EBITDA coverage ratio of not less than 2.0 : 1.0 as of the last day of each quarter.
(9) Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio accessories. Based on the nature of the financial information that is reviewed by the chief operating decision maker, the Company operates in two operating and reportable segments, North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States, Canada and Mexico (through the Company’s joint venture). The International segment primarily includes Skullcandy and Astro Gaming product sales generated in Europe and Asia that are served by the Company’s European and Asian operations. Included in the North America segment for the three months ended March 31, 2014 and 2013 are international net sales of approximately $600,000 and $2,100,000, respectively, that were sold from the United States to customers with a “ship to” location outside of North America. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income. Information related to the Company’s operating segments is as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net sales
North America	$29,039	$28,665
International	10,041	8,385
Consolidated	39,080	37,050
Gross profit
North America	13,652	12,455
International	4,511	4,031
Consolidated	18,163	16,486
Loss from operations
North America	(3,887)	(9,367)
International	(30)	(458)
Consolidated	$(3,917)	$(9,825)

	March 31,	December 31,
	2014	2013
	(in thousands)
Identifiable assets
North America	$124,770	$132,731
International	48,056	50,183
Consolidated	172,826	182,914
Long-lived assets
North America	10,889	11,712
International	8,766	9,288
Consolidated	19,655	21,000
Goodwill
North America	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
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

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the three months ended March 31, 2014:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2013	2,532,449	0.37 – 20.00	8.06
Granted	279,498	9.11	9.11
Exercised	(232,877)	7.42	7.42
Canceled or Forfeited	(70,886)	5.07 – 11.99	5.85
Balance at March 31, 2014	2,508,184	0.37 – 20.00	8.30	7.67	5,289,492
Vested and Exercisable	1,130,058	0.37 – 20.00	10.24	5.63	1,343,268
Unvested	1,378,126	5.07 – 20.00	6.70	9.35	3,946,223
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of March 31, 2014
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the three months ended March 31, 2014:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2013	112,132	$12.42
Granted	—	—
Vested	—	—
Forfeited	(9,158)	7.77
Balance at March 31, 2014	102,974	$12.42

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the three months ended March 31, 2014:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2013	781,271	$5.28
Granted	261,423	9.11
Vested	(19,417)	5.15
Forfeited	(49,307)	5.07
Balance at March 31, 2014	973,970	$6.32
Summary of Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and RSUs of $668,000 and $933,000 for the three months ended March 31, 2014 and 2013, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock options and RSUs as of March 31, 2014 was $10,344,105 which is expected to be recognized over the weighted average remaining vesting period of 3.48 years.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

sales transactions effect earnings. The ineffective portion of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected in the accompanying condensed consolidated statements of operations.
As of March 31, 2014, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	3	€3,171	$4,311
Sell GBP/Buy USD Forward Contract	3	£1,508	$2,441
	6		$6,752
These contracts have maturities of three months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013		March 31, 2014	March 31, 2013
Sell EUR/Buy USD Forward Contract	$17	$130	Net sales	$(67)	$(43)	Net sales	$—	$8
Sell GBP/Buy USD Forward Contract	(26)	222	Net sales	(60)	(1)	Net sales	—	2
	$(9)	$352		$(127)	$(44)		$—	$10
The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss), deferred losses of $(130,000) will be realized in the consolidated statements of operations within the next three months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions, are reflected in the accompanying consolidated statements of operations under the caption “Other expense ” As of March 31, 2014, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	2	€2,219	$3,046
Sell GBP/Buy USD Forward Contract	2	£975	1,623
	4		$4,669
These contracts generally have maturities of approximately one month from the trade date.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2014	2013
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	$305	$36
Sell GBP/Buy USD Forward Contract	Other expense (income)	(464)	47
		$(159)	$83
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Net sales	$31	$54
Sell GBP/Buy USD Forward Contract	Net sales	11	45
		$42	$99
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$57	$109
Sell GBP/Buy USD Forward Contract	—	—	72	100
	$—	$—	$129	$209
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$11	$25
Sell GBP/Buy USD Forward Contract	—	—	2	22
	$—	$—	$13	$47
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$143	$256	$—	$—	$143	$256
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

Income tax expense (benefit) for the three months ended March 31, 2014 and 2013 was $(706,000) and $(3,387,000), respectively, or approximately 17.2% and 32.4% of pre-tax income (loss). The Company’s effective tax rate at March 31, 2014 will generally differ from the United States Federal Statutory rate of 34%, due to state taxes, permanent items, and favorable tax rates associated with certain earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of March 31, 2014 and December 31, 2013, the Company had uncertain tax liabilities of $368,000 and $368,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.
(13) Commitments and Contingencies
The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation for which the outcome could have a material adverse effect on its operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
Overview
We are the original performance and lifestyle audio brand inspired by the creativity and irreverence of youth culture. We design, market and distribute audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL by Skullcandy brands. We launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. We offer a wide array of styles and price points and are expanding into complementary audio products and categories such as sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license our brand and enhance audio quality.
We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle, such as Tilly’s, Zumiez and hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers such as Best Buy, Dick’s Sporting Goods, AT&T Wireless and Target.
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
Segment Information
We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. We operate in two segments –North America and International. The North America segment primarily consists of Skullcandy and Astro Gaming product sales generated in the United States, Canada and Mexico (through our joint venture). The International segment primarily includes Skullcandy and Astro Gaming product sales generated in Europe and Asia that are served by our European and Asian operations.
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
Our selling, general and administrative expenses consist primarily of wages and related payroll and employee benefit expenses, including stock-based compensation, marketing and advertising expense, legal and professional fees, depreciation and amortization, travel expenses, information technology expenses, commissions to outside sales representatives, research and development expenses, utilities and other facility related costs, such as rent. The primary components of our marketing and advertising expenses include in-store advertising, point of sale fixtures, sponsorship of trade shows and events, promotional products and sponsorships for athletes, DJs, musicians and artists.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended March 31,
	2014		2013
Net sales	$39,080	100.0%	$37,050	100.0%
Cost of goods sold	20,917	53.5%	20,564	55.5%
Gross profit	18,163	46.5%	16,486	44.5%
Selling, general and administrative expenses	22,080	56.5%	26,311	71.0%
Loss from operations	(3,917)	(10.0)%	(9,825)	(26.5)%
Other expense	170	0.4%	539	1.5%
Interest expense	11	—%	103	0.3%
Loss before income taxes and noncontrolling interests	(4,098)	(10.5)%	(10,467)	(28.3)%
Income tax benefit	(706)	(1.8)%	(3,387)	(9.1)%
Net loss	(3,392)	(8.7)%	(7,080)	(19.1)%
Net income (loss) attributable to noncontrolling interests	(71)	(0.2)%	33	0.1%
Net loss attributable to Skullcandy, Inc.	$(3,463)	(8.9)%	$(7,047)	(19.0)%
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net Sales
Net sales increased $2.0 million, or 5.5%, to $39.1 million for the three months ended March 31, 2014 from $37.1 million for the three months ended March 31, 2013. The increase in net sales was primarily attributable to gaming and international sales.
North America net sales increased $0.4 million, or 1.3%, to $29.0 million, or 74.3% of our net sales for the three months ended March 31, 2014 from $28.7 million, or 77.4% of our net sales for the three months ended March 31, 2013.

International net sales increased $1.7 million, or 19.7%, to $10.0 million, or 25.7% of our net sales for the three months ended March 31, 2014 from $8.4 million, or 22.6% of our net sales for the three months ended March 31, 2013.
Included in the North America segment in the three months ended March 31, 2014 and 2013 are net sales of $600,000 and $2.1 million, respectively, that were sold from the United States to customers with a “ship to” location outside of North America. Including these sales in the international segment, international net sales increased 1.2%, and North America net sales increased 7.2%, compared to the same quarter in the prior year.
Gross Profit
Gross profit increased $1.7 million, or 10.2%, to $18.2 million for the three months ended March 31, 2014 from $16.5 million for the three months ended March 31, 2013. Gross margin was 46.5% for the three months ended March 31, 2014 compared to 44.5% for the three months ended March 31, 2013. The increase in gross margin was primarily attributable to a shift in product sales mix into higher margin products, decreases in shipping related costs, and reductions in warranty related costs.
North America gross margin was 47.0% for the three months ended March 31, 2014 compared to 43.5% for the three months ended March 31, 2013.
International gross margin was 44.9% for the three months ended March 31, 2014 compared to 48.1% for the three months ended March 31, 2013.
Selling, General and Administrative Expenses
Selling, general and administrative (SG&A) expenses decreased $4.2 million, or 16.1%, to $22.1 million for the three months ended March 31, 2014 from $26.3 million for three months ended March 31, 2013.
As a percentage of net sales, SG&A expenses decreased 14.5% to 56.5% for the three months ended March 31, 2014 from 71.0% for the three months ended March 31, 2013.
The decrease in SG&A expenses is primarily due to a decrease in write-downs of tooling, fixtures and furniture, reduced severance, and a reduction in performance-based compensation.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we continue to invest in marketing and demand creation efforts at the same level compared to the same quarter of the prior year, with an increased focus on in-store displays and presence.
Loss from Operations
As a result of the factors above, loss from operations decreased $5.9 million to $3.9 million for the three months ended March 31, 2014 from $9.8 million for the three months ended March 31, 2013. Loss from operations as a percentage of net sales increased to 10.0% for the three months ended March 31, 2014 from 26.5% for the three months ended March 31, 2013.
Other Expense
Other expense was $0.2 million for the three months ended March 31, 2014 which related to foreign currency transaction losses.
Interest Expense
Interest expense for the three months ended March 31, 2014 was consistent with interest expense for the three months ended March 31, 2013. Interest expense primarily includes the amortization of deferred financing fees and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $0.7 million for the three months ended March 31, 2014 compared to income tax expense of $3.4 million for the three months ended March 31, 2013. Our effective tax rate for the three months ended March 31, 2014 and March 31, 2013 was 17.2% and 32.4%, respectively, which decreased on a quarterly basis due to proportionately higher levels of income in countries with lower statutory tax rates. In addition, the exchange offer of incentive stock options, or ISO's in the quarter ended September 30, 2013 reduced the permanent difference for stock compensation in 2014, causing further decrease of the effective tax rate between these comparative quarters. Our effective tax rate may fluctuate significantly on a quarterly basis dependent on our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Net Loss
As a result of the factors above, net loss was $3.4 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively.
Noncontrolling Interest
We entered into a joint venture in Mexico in September 2011 to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended March 31, 2014 and 2013 consists of income (losses) from our Mexico joint venture that are attributable to the other partner in the joint venture.
Net Loss Attributable to Skullcandy, Inc.
As a result of the factors above, net loss attributable to Skullcandy, Inc. was $3.5 million and $7.0 million for the three months ended March 31, 2014 and 2013, respectively.
Liquidity and Capital Resources
Our primary cash needs are working capital and capital expenditures. Historically, we have generally financed these needs with operating cash flows. This source of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash and cash equivalents at beginning of period	$38,835	$19,345
Net cash provided by operating activities	9,587	14,848
Net cash used in investing activities	(1,608)	(712)
Net cash provided by financing activities	1,454	25
Effect of exchange rate changes on cash and cash equivalents	(103)	8
Cash and cash equivalents at end of period	$48,165	$33,514
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
For the three months ended March 31, 2014, net cash provided by operating activities was $9.6 million and consisted of a net loss of $3.4 million, offset by $4.8 million of non-cash items, plus $8.2 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $20.8 million, an increase in prepaid expenses and other current assets of $2.1 million, offset by an increase in inventory of $2.5 million and a decrease in accounts payable of $1.7 million and accrued liabilities of $6.3 million.
Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures. Net cash used in investing activities was $1.6 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.
Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily related to proceeds from exercise of stock options for the three months ended March 31, 2014.
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
The credit facility carries interest based on the 3-month LIBOR, resetting daily (floating), plus applicable margin. Applicable margin is determined by our (total liabilities / tangible net worth) quarterly as follows: (a) < 0.25:1.00 Applicable Margin to be 1.30%; (b) > = 0.25:1.00 Applicable Margin to be 1.50%. We may borrow, partially or wholly repay our outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of the note, during the term of the note. The credit facility expires on August 19, 2018. At March 31, 2014 and December 31, 2013 we had no borrowings outstanding. To the extent that our rolling four quarter net income is less than the threshold stated in the covenants above, our ability to draw upon the line of credit may be limited.
Subsequent to period end, the Company entered into an amendment of its credit agreement and revolving line of credit on April 29, 2014. The amendment reduced the line of credit to $10,000,000 and letters of credit to $5,000,000 and also included the following changes to the financial covenants:

1.	Removed the net income requirement;
2.Revised the total liabilities divided by tangible net worth ratio to not greater than 1.1 : 1.0 as of the last day of each fiscal quarter;
3.Revised the current ratio to not less than 2.0 : 1.0 as of the last day of each fiscal quarter; and
4.Included an EBITDA coverage ratio of not less than 2.0 : 1.0 as of the last day of each quarter.
Contractual obligations
In the three months ended March 31, 2014, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2013.
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
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill impairment charges in the three months ended March 31, 2014. We did record a $688,000 impairment charge related to our indefinite lived intangible trademarks and domain names in the three months ended March 31, 2014.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
At March 31, 2014 we maintained a credit facility which provided for revolving loans of a line of credit of up to $50 million. As a subfeature, the credit facility provided for letters of credit up to $10 million. At March 31, 2014, there were no borrowings outstanding. On April 29, 2014 we entered into an amendment of its credit agreement and revolving line of credit. The amendment reduced the line of credit to $10 million and letters of credit to $5 million. As of May 9, 2014 we had no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended March 31, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of March 31, 2014 was a liability of $0.6 million compared to a liability of $0.1 million as of December 31, 2013. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be approximately $1.9 million as of March 31, 2014, and $2.0 million as of December 31, 2013. If adjustments for credit risk were to be included, the decrease would be smaller.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014. There have been no material changes to the risks discussed in our 10-K other than those outlined below.
We are subject to laws and regulations worldwide, changes to which could increase our costs and individually or in the aggregate adversely affect our business.
We are subject to laws and regulations affecting our domestic and international operations in a number of areas. These U.S. and foreign laws and regulations affect our activities including, but not limited to, areas of labor, advertising, digital content, consumer protection and compliance, e-commerce, promotions, quality of services, mobile communications, intellectual property ownership and infringement, tax, import and export requirements, anti-corruption, foreign exchange controls and cash repatriation restrictions, data privacy requirements, environmental, health, and safety.
By way of example, laws and regulations related to consumer electronics in the many jurisdictions in which we operate are extensive and subject to change. Such changes could include, among others, restrictions on the production, manufacture, distribution, and use of devices. These devices are also subject to certification and regulation by governmental and standardization bodies. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications, delays in product shipment dates, or preclude us from selling certain products.

Compliance with these laws, regulations and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, or cause us to change or limit its business practices. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations or our policies and procedures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and S. Hoby Darling

10.2	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and Jason Hodell

10.3	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and Sam Paschel

10.4	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and Patrick Grosso

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: May 9, 2014	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)