Form 10-Q
period 2014-06-30
SKULLCANDY, INC.
filed 2014-08-06
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, 28,086,682 shares of the registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$44,065	$38,835
Accounts receivable, net	43,796	57,549
Inventories	50,826	40,284
Prepaid expenses and other current assets	7,389	4,663
Deferred taxes	3,507	4,097
Total current assets	149,583	145,428
Property and equipment, net	9,464	10,021
Intangibles	9,528	10,979
Goodwill	13,867	13,867
Deferred financing fees	41	224
Deferred taxes	2,499	2,395
Total assets	$184,982	$182,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,854	$16,565
Accrued liabilities	20,237	22,838
Deferred taxes	490	55
Total current liabilities	40,581	39,458
Deferred taxes	1,575	1,742
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	134,265	131,428
Accumulated other comprehensive loss	(84)	(171)
Retained earnings	51,291	53,182
Total Skullcandy stockholders’ equity	142,181	141,148
Noncontrolling interests	645	566
Total stockholders’ equity	142,826	141,714
Total liabilities and stockholders’ equity	$184,982	$182,914

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	$53,861	$50,789	$92,941	$87,839
Cost of goods sold	29,632	28,004	50,549	48,568
Gross profit	24,229	22,785	42,392	39,271
Selling, general and administrative expenses	22,928	23,951	45,008	50,262
Income (loss) from operations	1,301	(1,166)	(2,616)	(10,991)
Other (income) expense	(375)	(249)	(205)	290
Interest expense	181	111	192	214
Income (loss) before income taxes and noncontrolling interests	1,495	(1,028)	(2,603)	(11,495)
Income tax benefit	(85)	(339)	(791)	(3,726)
Net income (loss)	1,580	(689)	(1,812)	(7,769)
Net income (loss) attributable to noncontrolling interests	(8)	54	(79)	87
Net income (loss) attributable to Skullcandy, Inc.	$1,572	$(635)	$(1,891)	$(7,682)
Net loss per common share attributable to Skullcandy, Inc.
Basic	$0.06	$(0.02)	$(0.07)	$(0.28)
Diluted	0.06	(0.02)	(0.07)	(0.28)
Weighted average common shares outstanding
Basic	28,041,146	27,719,081	27,940,219	27,709,974
Diluted	28,506,538	27,719,081	27,940,219	27,709,974

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$1,580	$(689)	$(1,812)	$(7,769)
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax (benefit) expense of $0 and ($8) for the three and six months ended June 30, 2014 and ($13) and $88 for the three and six months ended June 30, 2013, respectively	63	(70)	113	284
Foreign currency translation adjustment	(1)	(47)	(25)	46
Comprehensive income (loss)	1,642	(806)	(1,724)	(7,439)
Comprehensive income (loss) attributable to noncontrolling interests	(8)	54	(79)	87
Comprehensive income (loss) attributable to Skullcandy, Inc.	$1,634	$(752)	$(1,803)	$(7,352)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(1,812)	$(7,769)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	4,615	4,394
Loss on disposal of property and equipment and intangible assets	690	1,979
Provision for doubtful accounts	716	1,076
Deferred income taxes	754	(995)
Noncash interest expense	184	120
Amortization of stock-based compensation expense	1,415	2,059
Changes in operating assets and liabilities:
Accounts receivable	13,014	33,257
Inventories	(10,519)	(9,555)
Prepaid expenses and other current assets	(1,315)	2,681
Accounts payable	3,268	(6,933)
Accrued liabilities	(3,890)	(8,200)
Net cash provided by operating activities	7,120	12,114
Investing activities
Purchase of property and equipment	(3,297)	(1,890)
Purchase of intangible assets	—	(17)
Net cash used in investing activities	(3,297)	(1,907)
Financing activities
Proceeds from exercise of stock options	1,728	115
Income tax benefit (detriment) from stock option exercises and expirations	(316)	5
Net cash provided by financing activities	1,412	120
Effect of exchange rate changes on cash and cash equivalents	(5)	36
Net increase in cash and cash equivalents	5,230	10,363
Cash and cash equivalents, beginning of period	38,835	19,345
Cash and cash equivalents, end of period	$44,065	$29,708
Supplemental cash flow information:
Cash paid for interest	—	1
Cash paid for income tax	1,365	5,803

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
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 and the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and six months ended June 30, 2014 and cash flows for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after

December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

(3) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. One customer accounted for a significant portion of net sales, which is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net Sales of Customer	13.8%	18.3%	13.9%	18.0%
The customer above accounted for 14% and 28% of the Company’s accounts receivable as of June 30, 2014 and December 31, 2013, respectively. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods. The Company maintains its cash balances at various financial institutions. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
(4) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2013	$1,881	$7,010
Provision	716	(13,464)
Deductions	(80)	12,725
Balance, June 30, 2014	$2,517	$6,271
(5) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2013	$1,582
Warranty Claims	(548)
Warranty Costs Accrued	154
Balance at June 30, 2014	$1,188

(6) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	June 30, 2014	December 31, 2013
	(in thousands)
Cost:
Leasehold improvements	$3,042	$3,025
Furniture and fixtures	8,887	8,246
Other equipment	8,401	5,754
Computer equipment and software	5,986	6,134
Vehicles	324	195
	26,640	23,354
Less accumulated depreciation	(17,176)	(13,333)
Property and equipment, net	$9,464	$10,021
(7) Net Income (loss) per Share
Basic net income (loss) per common share is computed by dividing the net loss attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income (loss) per share reflects the effects of potentially dilutive securities, which consist of unvested awards.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$1,572	$(635)	$(1,891)	$(7,682)
Denominator
Weighted average common stock outstanding for basic net income per common share	28,041	27,719	27,940	27,710
Effect of dilutive securities—unvested restricted stock and stock options	466	—	—	—
Weighted average common shares and dilutive securities outstanding	28,507	27,719	27,940	27,710

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options and restricted stock awards	1,968	3,392	1,968	3,336

(8) Debt
Credit Facility
On August 19, 2013, the Company entered into a credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank, National Association, as lender, which provided a line of credit of up to $50,000,000. As a subfeature, the credit facility provided for letters of credit up to $10,000,000. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The credit facility required the Company to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.5 to 1.0 as of the last day of each fiscal quarter; (b) asset ratio not less than 1.35 to 1.00 as of the last day of each fiscal quarter; (c) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter set forth in the table below, determined as of the last day of each such fiscal quarter, not less than the amount set forth opposite the relevant fiscal quarter:

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
On April 29, 2014 the Company entered into an amendment of its credit agreement and revolving line of credit which reduced the line of credit to $10,000,000 and letters of credit to $5,000,000 and also included the following changes to the financial covenants:
1.Removed the net income requirement;
2.Revised the total liabilities divided by tangible net worth ratio to not greater than 1.0 to 1.0 as of the last day of each fiscal quarter;
3.Revised the current ratio to not less than 2.0 to 1.0 as of the last day of each fiscal quarter; and
4.Included an EBITDA coverage ratio of not less than 2.0 to 1.0 as of the last day of each quarter.

At June 30, 2014, the Company was in compliance with all applicable covenants in its credit facility.
In association with the amended credit agreement, the Company proportionally wrote off approximately $167,000 of previously capitalized deferred financing fees.
(9) Segments
On June 30, 2014, the Company began certain organizational changes to align with how its Chief Operating Decision Makers ("CODM") review performance and make decisions in managing the Company. The Company manages its business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company's operating segments and reporting segments are the same. Historically, the Company's segments were comprised of the North American and International segments, with the North America segment including sales to customers in Canada and Mexico. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by the Company’s International operations. The Company operates exclusively in

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

the consumer products category in which the Company develops and distributes headphones and other audio accessories. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income (loss). As set forth below, prior periods have been restated to conform to the current presentation. Information related to the Company’s segments is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net sales
Domestic	$39,458	$37,216	$65,581	$63,443
International	14,403	13,573	27,360	24,396
Consolidated	53,861	50,789	92,941	87,839
Gross profit
Domestic	17,519	16,845	29,934	28,496
International	6,710	5,940	12,458	10,775
Consolidated	24,229	22,785	42,392	39,271
Income (loss) from operations
Domestic	1,062	(2,570)	(2,956)	(12,566)
International	239	1,404	340	1,575
Consolidated	$1,301	$(1,166)	$(2,616)	$(10,991)

	June 30,	December 31,
	2014	2013
	(in thousands)
Identifiable assets
Domestic	$118,607	$119,981
International	66,375	62,933
Consolidated	184,982	182,914
Long-lived assets
Domestic	8,009	8,446
International	1,455	1,575
Consolidated	9,464	10,021
Goodwill
Domestic	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
(10) Stock-Based Compensation
The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock, performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The Company has not recorded a material amount of stock-based compensation expense on its PSUs as the Company does not believe that it is probable that the performance criteria will be met for the majority of the outstanding awards.
RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2014:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2013	2,532,449	0.37 – 20.00	8.06
Granted	372,664	9.11	9.11
Exercised	(232,877)	7.42	7.42
Canceled or Forfeited	(145,066)	5.07 – 12.42	6.44
Balance at June 30, 2014	2,527,170	0.37 – 20.00	8.37	6.38	2,584,512
Vested and Exercisable	1,143,907	0.37 – 20.00	10.33	3.05	728,552
Unvested	1,383,263	5.07 – 20.00	6.74	9.14	1,855,960
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of June 30, 2014.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the six months ended June 30, 2014:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2013	112,132	$12.42
Granted	7,042	7.10
Vested	—	—
Forfeited	(26,824)	9.88
Balance at June 30, 2014	92,350	$12.04
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the six months ended June 30, 2014:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2013	781,271	$5.28
Granted	365,946	8.53
Vested	(75,557)	5.56
Forfeited	(176,291)	5.61
Balance at June 30, 2014	895,369	$6.52
Summary of Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and RSUs of $1.4 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock-based compensation as of June 30, 2014 was $6.6 million which is expected to be recognized over the weighted average remaining vesting period of 3.10 years.
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
As of June 30, 2014, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	6	€5,286	$7,176
Sell GBP/Buy USD Forward Contract	6	£4,330	$7,343
	12		$14,519
These contracts have maturities of three months or less.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Sell EUR/Buy USD Forward Contract	$(55)	$9	Net sales	$(47)	$61	Net sales	$—	$(1)
Sell GBP/Buy USD Forward Contract	(74)	129	Net sales	(86)	155	Net sales	—	—
	$(129)	$138		$(133)	$216		$—	$(1)
The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss), deferred losses of $(129,000) will be realized in the consolidated statements of operations within the next three months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions, are reflected in the accompanying consolidated statements of operations under the caption “Other expense ” As of June 30, 2014, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	2	€673	$915
Sell GBP/Buy USD Forward Contract	2	£616	1,040
	4		$1,955
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense (income)	$22	$15	$(22)	$51
Sell GBP/Buy USD Forward Contract	Other expense (income)	(17)	(22)	18	25
		$5	$(7)	$(4)	$76
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(15)	$(79)	$(16)	$(25)
Sell GBP/Buy USD Forward Contract	Net sales	(29)	—	19	45
		$(44)	$(79)	$3	$20
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
Fair Value Measurements
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$66	$109
Sell GBP/Buy USD Forward Contract	—	—	60	100
	$—	$—	$126	$209
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$7	$25
Sell GBP/Buy USD Forward Contract	—	—	14	22
	$—	$—	$21	$47
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
Level 3—Inputs that are both significant to the fair value measurement and unobservable.
The following table shows the derivatives by level within the fair value hierarchy (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total Fair Value As of
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Assets
Derivative Financial Instruments	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities
Derivative Financial Instruments	$—	$—	$148	$256	$—	$—	$148	$256
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

Income tax benefit for the three months ended June 30, 2014 and 2013 was $85,000 and $339,000, respectively, or approximately (5.7)% and 33.0% of pre-tax income (loss). Although pre-tax income increased for the three months ended June 30, 2014, the effective rate decreased on a quarterly basis due to a discrete income tax benefit related to a statutory tax basis impairment loss that resulted from an investment in our Swedish entity. In addition, the exchange offer of incentive stock options, or ISO's, in the quarter ended September 30, 2013 reduced the permanent difference for stock compensation in 2014, causing further decrease of the effective tax rate between these comparative quarters. Income tax benefit for the six months ended June 30, 2014 and 2013 was $791,000 and $3.7 million, respectively, or approximately 30.4% and 32.4% of pre-tax income (loss), respectively, which decreased on a quarterly basis due to proportionately higher levels of income in countries with lower statutory tax rates. The Company’s effective tax rate at June 30, 2014 will differ from the United States Federal Statutory rate of 34%, due to state taxes, permanent items, and lower tax rates associated with certain earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of June 30, 2014 and December 31, 2013, the Company had uncertain tax liabilities of $368,000 and $368,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.
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
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 14, 2014, Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 9, 2014, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
Overview
We are the original performance and lifestyle audio brand inspired by the creativity and irreverence of youth culture. We design, market and distribute audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL brands. We launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. We offer a wide array of styles and price points and are expanding into complementary audio products and categories such as sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license our brand and enhance audio quality.
We pioneered the distribution of headphones and audio products in specialty retailers focused on action sports and the youth lifestyle with hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers such as Best Buy, Dick’s Sporting Goods, AT&T Wireless and Target.
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
Segment Information
On June 30, 2014, we began certain organizational changes to align with how our Chief Operating Decision Makers ("CODM") review performance and make decisions in managing the Company. We manage our business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Our operating segments and reporting segments are the same. Historically, our segments were comprised of the North American and International segments, with the North America segment including sales to customers in Canada and Mexico. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by our International operations. We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income (loss). As set forth below, prior periods have been restated to conform to the current presentation. Information related to our segments is as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net sales
Domestic	$39,458	$37,216	$65,581	$63,443
International	14,403	13,573	27,360	24,396
Consolidated	53,861	50,789	92,941	87,839
Gross profit
Domestic	17,519	16,845	29,934	28,496
International	6,710	5,940	12,458	10,775
Consolidated	24,229	22,785	42,392	39,271
Income (loss) from operations
Domestic	1,062	(2,570)	(2,956)	(12,566)
International	239	1,404	340	1,575
Consolidated	$1,301	$(1,166)	$(2,616)	$(10,991)

	June 30,	December 31,
	2014	2013
	(in thousands)
Identifiable assets
Domestic	$118,607	$119,981
International	66,375	62,933
Consolidated	184,982	182,914
Long-lived assets
Domestic	8,009	8,446
International	1,455	1,575
Consolidated	9,464	10,021
Goodwill
Domestic	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

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
Our selling, general and administrative expenses consist primarily of wages and related payroll and employee benefit expenses, including stock-based compensation, marketing and advertising expense, legal and professional fees, depreciation and amortization, travel expenses, information technology expenses, commissions to outside sales representatives, research and development expenses, utilities and other facility related costs, such as rent. The primary components of our marketing and advertising expenses include in-store advertising, point of sale fixtures, sponsorship of trade shows and events, promotional products and relationships with athletes, DJs, musicians and artists.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Net sales	$53,861	100.0%	$50,789	100.0%	$92,941	100.0%	$87,839	100.0%
Cost of goods sold	29,632	55.0%	28,004	55.1%	50,549	54.4%	48,568	55.3%
Gross profit	24,229	45.0%	22,785	44.9%	42,392	45.6%	39,271	44.7%
Selling, general and administrative expenses	22,928	42.6%	23,951	47.2%	45,008	48.4%	50,262	57.2%
Income (loss) from operations	1,301	2.4%	(1,166)	(2.3)%	(2,616)	(2.8)%	(10,991)	(12.5)%
Other (income) expense	(375)	(0.7)%	(249)	(0.5)%	(205)	(0.2)%	290	0.3%
Interest expense	181	0.3%	111	0.2%	192	0.2%	214	0.2%
Income (loss) before income taxes and noncontrolling interests	1,495	2.8%	(1,028)	(2.0)%	(2,603)	(2.8)%	(11,495)	(13.1)%
Income tax benefit	(85)	(0.2)%	(339)	(0.7)%	(791)	(0.9)%	(3,726)	(4.2)%
Net income (loss)	1,580	2.9%	(689)	(1.4)%	(1,812)	(1.9)%	(7,769)	(8.8)%
Net income (loss) attributable to noncontrolling interests	(8)	—%	54	0.1%	(79)	(0.1)%	87	0.1%
Net income (loss) attributable to Skullcandy, Inc.	$1,572	2.9%	$(635)	(1.3)%	$(1,891)	(2.0)%	$(7,682)	(8.7)%
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Net sales
The following table reflects our net sales for the three months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,
	2014	2013	$ Change	% Change
Net sales
Domestic	$39,458	$37,216	$2,242	6.0%
International	14,403	13,573	830	6.1%
Total net sales	$53,861	$50,789	$3,072	6.0%

Total net sales increased primarily due to increased sales across both segments, which included gaming product sales and sales of our wireless speakers. Domestic net sales increased primarily due to sales of earbuds, wireless speakers and opening a new account. International net sales increased primarily due to increased sales in Canada, and to a lesser extent Mexico and China.
Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our segments, changes in customer pricing, including competitive pricing; inventory management decisions, sales coupons and promotions, product mix of sales, and operational and fulfillment costs.
The following table reflects our gross profit and gross margin for the three months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,
	2014	2013	$ Change	% Change
Gross profit
Domestic	$17,519	$16,845	$674	4.0%
International	6,710	5,940	770	13.0%
Total gross profit	$24,229	$22,785	$1,444	6.3%

	Three months ended June 30,
	2014	2013	% Change
Gross margin %
Domestic %	44.4%	45.3%	(90) bps
International %	46.6%	43.8%	280 bps
Total gross margin %	45.0%	44.9%	10 bps

Total gross margin was consistent with prior year while Domestic gross margin decreased due to higher sales of our lower margin wireless speakers. International gross margin increased due to a shift in product sales mix into higher margin products.

Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$22,928	$23,951	$(1,023)	(4.3)%
Selling, general and administrative expenses as a percent of net sales	42.6%	47.2%
The decrease in SG&A expenses is primarily due to a decrease in personnel expenses, licensing royalties and co-op retailer spending.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we will continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year, with an increased focus on in-store displays, fixtures and presence; while also continuing to invest in increased amounts for research and development efforts.
Other Income
Other income was $375,000 and $249,000 for the three months ended June 30, 2014 and 2013, respectively, which primarily related to foreign currency transaction gains.
Interest Expense
Interest expense was $181,000 and $111,000 for the three months ended June 30, 2014 and 2013, respectively, which primarily includes the amortization of deferred financing fees, write downs for debt modifications and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $85,000 and $339,000 for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate for the three months ended June 30, 2014 and 2013 was (5.7)% and 33.0%, respectively. Although pre-tax income increased for the three months ended June 30, 2014, the effective rate decreased on a quarterly basis due to a discrete income tax benefit related to a statutory tax basis impairment loss that resulted from an investment in our Swedish entity. In addition, the exchange offer of incentive stock options, or ISO's, in the quarter ended September 30, 2013 reduced the permanent difference for stock compensation in 2014, causing further decrease of the effective tax rate between these comparative quarters. Our effective tax rate may fluctuate significantly on a quarterly basis dependent on our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Noncontrolling Interest
We have a joint venture in Mexico to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended June 30, 2014 and 2013 consists of income (losses) from our Mexico joint venture that are attributable to the other partner in the joint venture.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net sales
The following table reflects our net sales for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013	$ Change	% Change
Net sales
Domestic	$65,581	$63,443	$2,138	3.4%
International	27,360	24,396	2,964	12.1%
Total net sales	$92,941	$87,839	$5,102	5.8%
Total net sales increased due to increased sales across both segments. Domestic net sales increased primarily due to sales of earbuds, wireless speakers and opening a new account. International net sales increased primarily due to increased sales in Canada, and to a lesser extent Mexico and China.
Gross profit and gross margin
The following table reflects our gross profit and gross margin for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013	$ Change	% Change
Gross profit
Domestic	$29,934	$28,496	$1,438	5.0%
International	12,458	10,775	1,683	15.6%
Total gross profit	$42,392	$39,271	$3,121	7.9%

	Six months ended June 30,
	2014	2013	% Change
Gross margin %
Domestic %	45.6%	44.9%	70 bps
International %	45.5%	44.2%	130 bps
Total gross margin %	45.6%	44.7%	90 bps
Total gross margin increased primarily due to a shift in product sales mix into higher margin products, decreases in shipping related costs and reductions in warranty related costs. Domestic gross margin increased primarily due to reductions in warranty related costs and decreases in shipping related costs. International gross margin increased primarily due to a shift in product sales mix into lower margin products.

Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$45,008	$50,262	$(5,254)	(10.5)%
Selling, general and administrative expenses as a percent of net sales	48.4%	57.2%
The decrease in SG&A expenses is primarily due to a decrease in write-downs of tooling, fixtures and furniture, reduced severance, licensing royalties, co-op retail spending and a reduction in personnel expenses.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we will continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year, with an increased focus on in-store displays, fixtures and presence; while also continuing to invest in increased amounts for research and development efforts.
Other Expense (Income)
Other expense (income) was $(205,000) and $290,000 for the six months ended June 30, 2014 and 2013, respectively, which related to foreign currency transaction gains and losses.
Interest Expense
Interest expense was $192,000 and $214,000 for the six months ended June 30, 2014 and 2013, respectively, which primarily includes the amortization of deferred financing fees, write downs for debt modifications and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $791,000 and $3.7 million for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate for the six months ended June 30, 2014 and June 30, 2013 was 30.4% and 32.4%, respectively, which decreased on a quarterly basis due to proportionately higher levels of income in countries with lower statutory tax rates. In addition, the exchange offer of incentive stock options, or ISO's, in the quarter ended September 30, 2013 reduced the permanent difference for stock compensation in 2014, causing further decrease of the effective tax rate between these comparative quarters. Our effective tax rate may fluctuate significantly on a quarterly basis dependent on our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Noncontrolling Interest
We have a joint venture in Mexico in to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the six months ended June 30, 2014 and 2013 consists of income (losses) from our Mexico joint venture that are attributable to the other partner in the joint venture.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Six months ended June 30,
	2014	2013
Cash and cash equivalents at beginning of period	$38,835	$19,345
Net cash provided by operating activities	7,120	12,114
Net cash used in investing activities	(3,297)	(1,907)
Net cash provided by financing activities	1,412	120
Effect of exchange rate changes on cash and cash equivalents	(5)	36
Cash and cash equivalents at end of period	$44,065	$29,708
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net loss adjusted for certain non-cash items including depreciation and amortization expense, loss on disposal of property and equipment, provision for doubtful accounts, deferred income taxes, non-cash interest expense, amortization of stock-based compensation expense and the effect of changes in working capital and other activities.
For the six months ended June 30, 2014, net cash provided by operating activities was $7.1 million and consisted of a net loss of $1.8 million, offset by $8.4 million of non-cash items, plus $0.6 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $13.0 million, an increase in prepaid expenses and other current assets of $1.3 million, offset by an increase in inventory of $10.5 million and an increase in accounts payable of $3.3 million and accrued liabilities of $3.9 million.
Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures. Net cash used in investing activities was $3.3 million and $1.9 million for the six months ended June 30, 2014 and 2013, respectively.
Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily related to proceeds from exercise of stock options for the six months ended June 30, 2014.
We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Indebtedness
On August 19, 2013, we entered into a credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank, National Association, as lender, which provided a line of credit of up to $50 million. As a subfeature, the credit facility provided for letters of credit up to $10.0 million. The credit facility is secured with a first-priority lien against substantially all of our Company assets.
The credit facility required us to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.5 to 1.0 as of the last day of each fiscal quarter; (b) asset ratio not less than 1.35 to 1.00 as of the last day of each fiscal quarter; (c) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter set forth in the table below, determined as of the last day of each such fiscal quarter, not less than the amount set forth opposite the relevant fiscal quarter:

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
The credit facility carries interest based on the 3-month LIBOR, resetting daily (floating), plus applicable margin. Applicable margin is determined by our (total liabilities / tangible net worth) quarterly as follows: (a) < 0.25:1.00 Applicable Margin to be 1.30%; (b) > = 0.25:1.00 Applicable Margin to be 1.50%. We may borrow, partially or wholly repay our outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of the note, during the term of the note. The credit facility expires on August 19, 2018. At June 30, 2014 and December 31, 2013 we had no borrowings outstanding. To the extent that our rolling four quarter net income is less than the threshold stated in the covenants above, our ability to draw upon the line of credit may be limited.
On April 29, 2014 we entered into an amendment of its credit agreement and revolving line of credit on April 29, 2014. The amendment reduced the line of credit to $10,000,000 and letters of credit to $5,000,000 and also included the following changes to the financial covenants:

1.	Removed the net income requirement;
2.Revised the total liabilities divided by tangible net worth ratio to not greater than 1.0 to 1.0 as of the last day of each fiscal quarter;
3.Revised the current ratio to not less than 2.0 to 1.0 as of the last day of each fiscal quarter; and
4.Included an EBITDA coverage ratio of not less than 2.0 to 1.0 as of the last day of each quarter.

At June 30, 2014, the Company was in compliance with all applicable covenants in its credit facility.
In association with the amended credit agreement, we proportionally wrote off approximately $167,000 of previously capitalized deferred financing fees.
Contractual obligations
In the three and six months ended June 30, 2014, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2013.
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
Revenue Recognition and Sales Returns and Allowances
Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120+ for certain international customers. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition based on historical experience. We have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these items are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.
Accounts Receivable
Throughout the year, we perform credit evaluations of our retailers and distributors, and we adjust credit limits based on payment history and the retailer’s or distributor’s current creditworthiness. We continuously monitor our collections, maintain credit insurance, and have an allowance for doubtful accounts based on our historical experience and any specific customer collection issues that have been identified. The Company records a specific reserve for individual accounts when the Company becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customer change, the Company would further adjust estimates of the recoverability of receivables. Bad debt expense is reported as a component of selling, general and administrative expenses. Historically, our losses associated with uncollectible accounts have been consistent with our estimates, but there can be no assurance that we will continue to experience the same credit loss rates that we have experienced in the past. Unforeseen, material financial difficulties of our retailers or distributors could have an adverse impact on our profits.
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
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill impairment charges in the six months ended June 30, 2014. We did record a $688,000 impairment charge related to our indefinite lived intangible trademarks and domain names in the six months ended June 30, 2014.
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
At June 30, 2014 we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At June 30, 2014, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the six months ended June 30, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of June 30, 2014 was a liability of $0.1 million compared to a liability of $0.2 million as of December 31, 2013. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be immaterial as of June 30, 2014, and $0.8 million as of December 31, 2013. If adjustments for credit risk were to be included, the decrease would be smaller.
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
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and Form 10-Q for the quarter ended March 31, 2014. There have been no material changes to the risks discussed in our 10-K or 10-Q other than those outlined below.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and S. Hoby Darling (updated)

10.2	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and Jason Hodell (updated)

10.3	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and Sam Paschel (updated)

10.4	Employment Agreement, dated March 27, 2014, by and between Skullcandy, Inc. and Patrick Grosso (updated)

10.5	Employment Agreement, dated July 18, 2014, by and between Skullcandy, Inc. and David Raffone

10.6	Form of Performance-Vesting Restricted Stock Unit Award Agreement by and between Skullcandy, Inc. and S. Hoby Darling

10.7	Lease Addendum No.6 by and between Cottonwood Newpark One, L.C., and Skullcandy, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: August 5, 2014	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)