Form 10-Q
period 2014-09-30
SKULLCANDY, INC.
filed 2014-11-10
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014 28,133,644 shares of the registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$24,718	$38,835
Short-term investments	15,000	—
Total cash, cash equivalents, and short-term investments	39,718	38,835
Accounts receivable, net	52,849	57,549
Inventories	64,221	40,284
Prepaid expenses and other current assets	7,866	4,663
Deferred taxes	4,268	4,097
Total current assets	168,922	145,428
Property and equipment, net	9,887	10,021
Intangibles	9,159	10,979
Goodwill	13,867	13,867
Deferred financing fees	43	224
Non-current deferred taxes	3,494	2,395
Total assets	$205,372	$182,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,645	$16,565
Accrued liabilities	23,111	22,838
Deferred taxes	648	55
Total current liabilities	57,404	39,458
Non-current deferred taxes	1,542	1,742
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	135,290	131,428
Accumulated other comprehensive income (loss)	338	(171)
Retained earnings	53,400	53,182
Total Skullcandy stockholders’ equity	145,737	141,148
Noncontrolling interests	689	566
Total stockholders’ equity	146,426	141,714
Total liabilities and stockholders’ equity	$205,372	$182,914

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$58,055	$50,004	$150,996	$137,843
Cost of goods sold	31,731	27,573	82,280	76,141
Gross profit	26,324	22,431	68,716	61,702
Selling, general and administrative expenses	22,741	21,917	67,749	72,179
Income (loss) from operations	3,583	514	967	(10,477)
Other expense	934	153	729	443
Interest (income) expense	(9)	125	183	339
Income (loss) before income taxes and noncontrolling interests	2,658	236	55	(11,259)
Income tax expense (benefit)	507	(842)	(284)	(4,568)
Net income (loss)	2,151	1,078	339	(6,691)
Net income (loss) attributable to noncontrolling interests	45	1	124	(86)
Net income (loss) attributable to Skullcandy, Inc.	$2,106	$1,077	$215	$(6,605)
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.07	$0.04	$0.01	$(0.24)
Diluted	0.07	0.04	0.01	(0.24)
Weighted average common shares outstanding
Basic	28,135,731	27,764,914	28,005,875	27,728,489
Diluted	28,487,657	27,879,842	28,424,555	27,728,489

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$2,151	$1,078	$339	$(6,691)
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax expense (benefit) of $61 and $73 for the three and nine months ended September 30, 2014 and ($79) and ($72) for the three and nine months ended September 30, 2013, respectively	539	(699)	650	(414)
Foreign currency translation adjustment	44	13	123	59
Comprehensive income (loss)	2,734	392	1,112	(7,046)
Comprehensive income (loss) attributable to noncontrolling interests	45	1	124	(86)
Comprehensive income (loss) attributable to Skullcandy, Inc.	$2,689	$391	$988	$(6,960)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$339	$(6,691)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	7,020	6,933
Loss on disposal of property and equipment and intangible assets	690	1,991
Provision for doubtful accounts	618	853
Deferred income taxes	(2,419)	(2,505)
Noncash interest expense	186	164
Amortization of stock-based compensation expense	2,591	2,945
Changes in operating assets and liabilities:
Accounts receivable	3,865	34,220
Inventories	(24,191)	(7,196)
Prepaid expenses and other current assets	(2,286)	1,556
Accounts payable	17,515	(6,056)
Accrued liabilities	1,421	(7,441)
Net cash provided by operating activities	5,349	18,773
Investing activities
Purchase of property and equipment	(5,766)	(3,434)
Purchases of short-term investments	(15,000)	—
Net cash used in investing activities	(20,766)	(3,434)
Financing activities
Debt issuance costs	(5)	(214)
Proceeds from exercise of stock options	1,777	167
Income tax detriment from stock option exercises and expirations	(394)	(87)
Net cash provided by (used in) financing activities	1,378	(134)
Effect of exchange rate changes on cash and cash equivalents	(78)	147
Net (decrease) increase in cash and cash equivalents	(14,117)	15,352
Cash and cash equivalents, beginning of period	38,835	19,345
Cash and cash equivalents, end of period	$24,718	$34,697
Supplemental cash flow information:
Cash paid for interest	$—	$175
Cash paid for income tax	$1,430	$7,028

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
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 and the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and nine months ended September 30, 2014 and cash flows for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
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
The Company entered into a joint venture in Mexico on September 19, 2011. The Company has the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its condensed consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings (losses) of operations which are applicable to the other noncontrolling partner, have been classified as non-controlling interests in the accompanying financial statements.

Immaterial error correction to consolidated balance sheet
Subsequent to the filing of the financial statements in the Company’s Form 10-K as of and for the year ended December 31, 2013, the Company determined that certain deferred tax amounts were improperly combined across jurisdictions and by current and non-current classification on the consolidated balance sheet at December 31, 2013. As a result, current deferred tax assets were overstated by $598,000, non-current deferred tax assets were understated by $2,395,000, current deferred tax liabilities were understated by $55,000 and non-current deferred tax liabilities were understated by $1,742,000. The error has been corrected by reclassifying these amounts on the consolidated balance sheet. The error was not considered material to the consolidated balance sheet, and had no effect on the consolidated statement of operations, the consolidated statement of comprehensive income (loss), the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit), or the consolidated statements of cash flows as of and for the year ended December 31, 2013.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Consignment
        In the third quarter of 2014, the Company sold products to certain customers through consignment arrangements. The Company had approximately $1.0 million of inventory consigned to others included in inventories at September 30, 2014.

(3) Investments

In general, the majority of short-term investments have a maturity at the date of purchase within one year. Investments with maturities from one to five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest (income) expense in the consolidated statements of income. The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest (income) expense in the consolidated statements of income.

The short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade low risk income earning mutual funds, diversified among industries and individual issuers, that are predominantly U.S. dollar-denominated short-term debt securities.

As of September 30, 2014, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Recorded Basis
Available-for-sale:
Debt mutual funds	$15,000	$—	$15,000

The Company did not hold any securities at December 31, 2013. Furthermore, the Company did not have unrealized gains and losses during the period, and did not recognize any other-than-temporary impairment, or proceeds or realized gains or losses as of September 30, 2014.
(4) Financial Derivatives and Hedging Activities
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
As of September 30, 2014, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	3	€3,222	$4,375
Sell GBP/Buy USD Forward Contract	3	£2,310	$3,914
	6		$8,289
These contracts have maturities of three months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Sell EUR/Buy USD Forward Contract	$421	$(405)	Net sales	$52	$(48)	Net sales	$—	$(1)
Sell GBP/Buy USD Forward Contract	253	(332)	Net sales	21	35	Net sales	—	—
	$674	$(737)		$73	$(13)		$—	$(1)

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Nine months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine months ended
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Sell EUR/Buy USD Forward Contract	$383	$(267)	Net sales	$(62)	$(30)	Net sales	$—	$6
Sell GBP/Buy USD Forward Contract	153	18	Net sales	(126)	243	Net sales	—	2
	$536	$(249)		$(188)	$213		$—	$8
The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss), deferred gains of $475,000 will be realized in the consolidated statements of operations within the next three months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions, are reflected in the accompanying consolidated statements of operations under the caption “Other expense ” As of September 30, 2014, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	2	€811	$1,044
Sell GBP/Buy USD Forward Contract	2	£1,037	1,697
	4		$2,741
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Location of Loss Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Other expense	$73	$(90)	$95	$(39)
Sell GBP/Buy USD Forward Contract	Other expense	55	(53)	37	(28)
		$128	$(143)	$132	$(67)
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Net sales	$76	$(58)	$92	$(82)
Sell GBP/Buy USD Forward Contract	Net sales	53	(66)	35	(21)
		$129	$(124)	$127	$(103)
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$303	$—	$—	$109
Sell GBP/Buy USD Forward Contract	172	—	—	100
	$475	$—	$—	$209
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$20	$—	$—	$25
Sell GBP/Buy USD Forward Contract	17	—	—	22
	$37	$—	$—	$47
The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.
(5) Fair Value Measurements
The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Level 2— observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.
Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2014 (in thousands):

	Fair Value Measurements at September 30, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$512	$—	$512
Cash equivalents - Money market funds	3,000	—	—	3,000
Debt mutual funds	—	15,000	—	15,000
Total assets	$3,000	$15,512	$—	$18,512

Liabilities:
Derivative financial instruments	—	—	—	—

The Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014. There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the three and nine months ended September 30, 2014.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2013 (in thousands):

Fair Value Measurements at December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Derivative financial instruments	—	256	—	256

The Company did not hold any short-term investments at December 31, 2013.

(6) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. One customer accounted for a significant portion of net sales, which is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales to Customer	17.4%	16.0%	15.2%	17.3%
The customer above accounted for 17% and 28% of the Company’s accounts receivable as of September 30, 2014 and December 31, 2013, respectively. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods. The Company maintains its cash and short-term investments at various financial institutions. At times the balances may exceed federally insured limits or may not be federally insured. The Company has not experienced any permanent losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
(7) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2013	$1,881	$7,010
Provision	618	21,038
Deductions	(109)	(20,027)
Balance, September 30, 2014	$2,390	$8,021
(8) Product Warranty Obligations
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
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Warranty Accrual
(in thousands)
Balance at December 31, 2013	$1,582
Warranty Claims	(789)
Warranty Costs Accrued	262
Balance at September 30, 2014	$1,055

(9) Property and Equipment, Net
Property and equipment, net, consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Cost:
Leasehold improvements	$3,065	$3,025
Furniture and fixtures	10,527	8,246
Other equipment	8,485	5,754
Computer equipment and software	6,692	6,134
Vehicles	322	195
	29,091	23,354
Less accumulated depreciation	(19,204)	(13,333)
Property and equipment, net	$9,887	$10,021
(10) Net Income (loss) per Share
Basic net income (loss) per common share is computed by dividing the net loss attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income (loss) per share reflects the effects of potentially dilutive securities, which consist of unvested awards.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$2,106	$1,077	$215	$(6,605)
Denominator
Weighted average common stock outstanding for basic net income per common share	28,136	27,765	28,006	27,728
Effect of dilutive securities—unvested restricted stock and stock options	352	115	419	—
Weighted average common shares and dilutive securities outstanding	28,488	27,880	28,425	27,728

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options and restricted stock awards	1,416	3,392	1,416	3,336

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(11) Debt
Credit Facility
On August 19, 2013, the Company entered into a credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank National Association which was subsequently amended on April 29, 2014, which provides a line of credit of up to $10,000,000. As a subfeature, the credit facility provided for letters of credit up to $5,000,000. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company.

The credit facility required the Company to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.0 to 1.0 as of the last day of each fiscal quarter; (b) current ratio not less than 2.00 to 1.00 as of the last day of each fiscal quarter; (c) and EBITDA coverage ratio of not less than 2.0 to 1.0 as of the last day of each fiscal.

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

At September 30, 2014, the Company was in compliance with all applicable covenants in its credit facility.
(12) Segments
The Company manages its business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers ("CODM") in deciding how to allocate resources and in assessing performance. The Company's operating segments and reporting segments are the same. Historically, the Company's segments were comprised of the North American and International segments, with the North America segment including sales to customers in Canada and Mexico. Currently, the Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by the Company’s International operations. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio products. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income (loss). As set forth below, prior periods have been restated to conform to the current presentation. Information related to the Company’s segments is as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net sales
Domestic	$38,521	$32,428	$104,102	$95,554
International	19,534	17,576	46,894	42,289
Consolidated net sales	58,055	50,004	150,996	137,843
Gross profit
Domestic	17,185	14,208	47,120	42,550
International	9,139	8,223	21,596	19,152
Consolidated gross profit	26,324	22,431	68,716	61,702
Income (loss) from operations
Domestic	397	(2,467)	(2,559)	(15,164)
International	3,186	2,981	3,526	4,687
Consolidated income (loss) from operations	$3,583	$514	$967	$(10,477)

	September 30,	December 31,
	2014	2013
	(in thousands)
Identifiable assets
Domestic	$134,003	$119,981
International	71,369	62,933
Consolidated	205,372	182,914
Long-lived assets
Domestic	8,573	8,446
International	1,314	1,575
Consolidated	9,887	10,021
Goodwill
Domestic	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
(13) Stock-Based Compensation
The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock, performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The Company has not recorded a material amount of stock-based compensation expense on its PSUs as the Company does not believe that it is probable that the performance criteria will be met for the majority of the outstanding awards that were granted prior to 2014.
RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the nine months ended September 30, 2014:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2013	2,532,449	0.37 – 20.00	8.06
Granted	410,164	7.45 - 9.11	8.96
Exercised	(242,092)	5.33 - 7.42	7.34
Canceled and forfeited	(725,293)	0.37 - 16.42	8.97
Balance at September 30, 2014	1,975,228	0.37 – 20.00	8.00	7.83	3,113,896
Vested and Exercisable	705,093	0.37 – 20.00	10.17	5.82	1,047,984
Unvested	1,270,135	5.07 – 20.00	6.80	8.94	2,065,913
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of September 30, 2014.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the nine months ended September 30, 2014:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2013	112,132	$12.42
Granted	7,042	7.10
Vested	—	—
Forfeited	(27,428)	9.93
Balance at September 30, 2014	91,746	$12.03
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the nine months ended September 30, 2014:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2013	781,271	$5.28
Granted	393,840	8.47
Vested	(196,955)	5.43
Forfeited	(182,604)	5.73
Balance at September 30, 2014	795,552	$6.72
Summary of Stock-Based Compensation
The Company recorded stock-based compensation expense related to stock options and RSUs of $2.6 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively. Stock-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of stock-based compensation as of September 30, 2014 was $6.0 million which is expected to be recognized over the weighted average remaining vesting period of 2.98 years.
(14) Income Taxes

In order to determine the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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

Income tax expense (benefit) for the three months ended September 30, 2014 and 2013 was $507,000 and $(842,000), respectively, or approximately 19.1% and (356.8)% of pre-tax income (loss). Income tax benefit for the nine months ended September 30, 2014 and 2013 was $284,000 and $4.6 million, respectively, or approximately (516.4)% and (40.6)% of pre-tax income (loss), respectively, which decreased the income tax benefit on a quarterly basis due to proportionately higher levels of income in countries with lower statutory tax rates. The Company’s effective tax rate at September 30, 2014 will differ from the United States Federal Statutory rate of 34%, due to state taxes, permanent items, and lower tax rates associated with certain earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of September 30, 2014 and December 31, 2013, the Company had uncertain tax liabilities of $295,000 and $368,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.
The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.
(15) Commitments and Contingencies
The Company is subject to various claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any currently pending litigation for which the outcome could have a material adverse effect on its operations or financial position.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
We pioneered the distribution of headphones and audio products in specialty retailers focused on action sports and the youth lifestyle with hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers such as Best Buy, Dick’s Sporting Goods, AT&T Wireless, Target and Wal-Mart.
We also produce and market gaming headphones. We acquired Astro Gaming in April 2011 as part of our strategy to position ourselves in the premium end of the gaming category with a leading, authentic brand. Astro Gaming is based in San Francisco, California and develops and markets high-performance, feature-rich products to dedicated gamers, through both the direct-to-consumer channel and through an expected growing global network of retailers and distributors.
We were incorporated in Delaware in 2003. Our principal executive offices are located at 1441 West Ute Boulevard, Suite 250, Park City, Utah 84098, and our telephone number is (435) 940-1545. Our principal website address is www.skullcandy.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this report.
Segment Information
We manage our business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers ("CODM") in deciding how to allocate resources and in assessing performance. Our operating segments and reporting segments are the same. Historically, our segments were comprised of the North American and International segments, with the North America segment including sales to customers in Canada and Mexico. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by our International operations. We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on net sales, gross profit and operating income (loss). As set forth below, prior periods have been restated to conform to the current presentation. Information related to our segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net sales
Domestic	$38,521	$32,428	$104,102	$95,554
International	19,534	17,576	46,894	42,289
Consolidated net sales	58,055	50,004	150,996	137,843
Gross profit
Domestic	17,185	14,208	47,120	42,550
International	9,139	8,223	21,596	19,152
Consolidated gross profit	26,324	22,431	68,716	61,702
Income (loss) from operations
Domestic	397	(2,467)	(2,559)	(15,164)
International	3,186	2,981	3,526	4,687
Consolidated income (loss) from operations	$3,583	$514	$967	$(10,477)

	September 30,	December 31,
	2014	2013
	(in thousands)
Identifiable assets
Domestic	$134,003	$119,981
International	71,369	62,933
Consolidated	205,372	182,914
Long-lived assets
Domestic	8,573	8,446
International	1,314	1,575
Consolidated	9,887	10,021
Goodwill
Domestic	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

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
Our selling, general and administrative expenses consist primarily of employee related payroll and benefit expenses, commissions to outside sales representatives, marketing and demand creation expense, research and development expenses, information technology expenses, third party professional fees, and other facility and operational related costs, including depreciation and amortization. The primary components of our marketing and demand creation expenses include in-store advertising, point of sale fixtures, sponsorship of trade shows and events, promotional products and relationships with athletes, DJs, musicians and artists.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three months ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net sales	$58,055	100.0%	$50,004	100.0%	$150,996	100.0%	$137,843	100.0%
Cost of goods sold	31,731	54.7%	27,573	55.1%	82,280	54.5%	76,141	55.2%
Gross profit	26,324	45.3%	22,431	44.9%	68,716	45.5%	61,702	44.8%
Selling, general and administrative expenses	22,741	39.2%	21,917	43.8%	67,749	44.9%	72,179	52.4%
Income (loss) from operations	3,583	6.2%	514	1.0%	967	0.6%	(10,477)	(7.6)%
Other expense	934	1.6%	153	0.3%	729	0.5%	443	0.3%
Interest (income) expense	(9)	—%	125	0.2%	183	0.1%	339	0.2%
Income (loss) before income taxes and noncontrolling interests	2,658	4.6%	236	0.5%	55	—%	(11,259)	(8.2)%
Income tax expense (benefit)	507	0.9%	(842)	(1.7)%	(284)	(0.2)%	(4,568)	(3.3)%
Net income (loss)	2,151	3.7%	1,078	2.2%	339	0.2%	(6,691)	(4.9)%
Net income (loss) attributable to noncontrolling interests	45	0.1%	1	—%	124	0.1%	(86)	(0.1)%
Net income (loss) attributable to Skullcandy, Inc.	$2,106	3.6%	$1,077	2.2%	$215	0.1%	$(6,605)	(4.8)%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Net sales
The following table reflects our net sales for the three months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Net sales
Domestic	$38,521	$32,428	$6,093	18.8%
International	19,534	17,576	1,958	11.1%
Total net sales	$58,055	$50,004	$8,051	16.1%
Total net sales increased primarily due to increased sales across both segments. Domestic net sales increased primarily due to sales of earbuds, wireless speakers and opening a new account. International net sales increased primarily due to increased sales in Canada, and to a lesser extent Mexico and China.
Gross profit and gross margin

Our overall gross margins fluctuate based on our sales volume mix between our segments, changes in customer pricing, including competitive pricing; inventory management decisions, sales coupons and promotions, product mix of sales, and operational and fulfillment costs.
The following table reflects our gross profit and gross margin for the three months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Gross profit
Domestic	$17,185	$14,208	$2,977	21.0%
International	9,139	8,223	916	11.1%
Total gross profit	$26,324	$22,431	$3,893	17.4%

	Three months ended September 30,
	2014	2013	Basis Point Change
Gross margin %
Domestic %	44.6%	43.8%	80 bps
International %	46.8%	46.8%	—
Total gross margin %	45.3%	44.9%	40 bps

Total gross margin increased due to a shift in product sales mix into higher margin products and decreases in warranty expenses as a result of enhanced product quality.

Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$22,741	$21,917	$824	3.8%
Selling, general and administrative expenses as a percent of net sales	39.2%	43.8%
While SG&A expenses as a percentage of net sales decreased due to better leveraging our expenses, the overall increase in SG&A expenses is primarily due to a increase in marketing and demand creation expenses, personnel related expenses due to late hiring from earlier quarters that occurred during the period and increased third party commission expense as a result of higher sales.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year while also continuing to invest in increased amounts for research and development efforts.
Other Expense
Other expense was $934,000 and $153,000 for the three months ended September 30, 2014 and 2013, respectively, which primarily related to foreign currency transaction gains.
Interest (Income) Expense
Interest (income) expense was $(9,000) and $125,000 for the three months ended September 30, 2014 and 2013, respectively, which primarily includes the amortization of deferred financing fees, write downs of deferred financing fees in conjunction with debt modifications, income earned through short-term investments and commitment fees associated with our credit facility.
Income Taxes
The income tax expense (benefit) was $507,000 and $(842,000) for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the three months ended September 30, 2014 and 2013 was 19.1% and (356.8)%, respectively, which increased the income tax expense on a quarterly basis due to proportionately higher levels of income in countries with lower statutory tax rates. In addition, the exchange offer of incentive stock options, or ISOs, in the quarter ended September 30, 2013 further reduced the effective tax rate. Our effective tax rate may fluctuate significantly on a quarterly basis dependent on our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Noncontrolling Interest
We have a joint venture in Mexico to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended September 30, 2014 and 2013 consists of income from our Mexico joint venture that are attributable to the other partner in the joint venture.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net sales
The following table reflects our net sales for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales
Domestic	$104,102	$95,554	$8,548	8.9%
International	46,894	42,289	4,605	10.9%
Total net sales	$150,996	$137,843	$13,153	9.5%
Total net sales increased due to increased sales across both segments. Domestic net sales increased primarily due to sales of earbuds, wireless speakers, gaming products and sales to a new customer. International net sales increased primarily due to increased sales in Canada, and to a lesser extent Mexico and China.
Gross profit and gross margin
The following table reflects our gross profit and gross margin for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Gross profit
Domestic	$47,120	$42,550	$4,570	10.7%
International	21,596	19,152	2,444	12.8%
Total gross profit	$68,716	$61,702	$7,014	11.4%

	Nine Months Ended September 30,
	2014	2013	Basis Point Change
Gross margin %
Domestic %	45.3%	44.5%	80 bps
International %	46.1%	45.3%	80 bps
Total gross margin %	45.5%	44.8%	70 bps
Total gross margin increased primarily due to a shift in product sales mix into higher margin products and decreases in warranty expenses as a result of enhanced product quality.

Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$67,749	$72,179	$(4,430)	(6.1)%
Selling, general and administrative expenses as a percent of net sales	44.9%	52.4%

The decrease in SG&A expenses is primarily due to events that occurred in the prior year period that did not recur, such as write-downs of tooling, fixtures and furniture, severance, as well as a current period reduction in personnel expenses.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year; while also continuing to invest in increased amounts for research and development efforts.
Other Expense (Income)
Other expense (income) was $729,000 and $443,000 for the nine months ended September 30, 2014 and 2013, respectively, which related to foreign currency transaction gains and losses.
Interest Expense
Interest expense was $183,000 and $339,000 for the nine months ended September 30, 2014 and 2013, respectively, which primarily includes the amortization of deferred financing fees, write downs of deferred financing fees in conjunction with debt modifications, income earned through short-term investments and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $284,000 and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate for the nine months ended September 30, 2014 and September 30, 2013 was (516.4)% and (40.6)%, respectively. The income tax benefit for the nine months ended September 30, 2014 is due to a one time income tax benefit for disqualifying dispositions of ISO’s and recording a basis adjustment for an investment made in a foreign subsidiary. Our effective tax rate may fluctuate significantly on a quarterly basis dependent on our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Noncontrolling Interest
We have a joint venture in Mexico in to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the nine months ended September 30, 2014 and 2013 consists of income (losses) from our Mexico joint venture that are attributable to the other partner in the joint venture.

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

The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents at beginning of period	$38,835	$19,345
Net cash provided by operating activities	5,349	18,773
Net cash used in investing activities	(20,766)	(3,434)
Net cash provided by (used in) financing activities	1,378	(134)
Effect of exchange rate changes on cash and cash equivalents	(78)	147
Cash and cash equivalents at end of period	$24,718	$34,697
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
For the nine months ended September 30, 2014, net cash provided by operating activities was $5.3 million and consisted of a net income of $339,000, offset by $8.7 million of non-cash items, less $3.7 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $3.9 million, an increase in prepaid expenses and other current assets of $2.3 million, offset by an increase in inventory of $24.2 million and an increase in accounts payable of $17.5 million and accrued liabilities of $1.4 million.
Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures and purchases of short-term investments. Net cash used in investing activities was $20.8 million and $3.4 million for the nine months ended September 30, 2014 and 2013, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities primarily related to proceeds from the exercise of stock options for the nine months ended September 30, 2014.
We believe that our cash, cash flow from operating activities and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
Indebtedness
On August 19, 2013, we entered into a credit agreement and revolving line line of credit, or the credit facility, with Wells Fargo Bank National Association which was subsequently amended on April 29, 2014, which provides a line of credit of up to 10,000,000. As a subfeature, the credit facility provided for letters of credit up to $5,000,000. The credit facility is secured with a first-priority lien against substantially all of our assets.

The credit facility required us to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.0 to 1.0 as of the last day of each fiscal quarter; (b) current ratio not less than 2.00 to 1.00 as of the last day of each fiscal quarter; (c) and EBITDA coverage ratio of not less than 2.0 to 1.0 as of the last day of each fiscal.

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

At September 30, 2014, we were in compliance with all applicable covenants in our credit facility.
Contractual obligations

In the three and nine months ended September 30, 2014, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2013.
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
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We did not recognize any goodwill impairment charges in the nine months ended September 30, 2014. We did record a $688,000 impairment charge in the quarter ended March 31, 2014 related to our indefinite lived intangible trademarks and domain names which is reflected in the nine months ended September 30, 2014.
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
Income taxes include tax benefits for uncertain tax positions that are more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
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
At September 30, 2014 we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At September 30, 2014, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the nine months ended September 30, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of September 30, 2014 was an asset of $475,000 and was a liability of $209,000 as of December 31, 2013. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be immaterial as of September 30, 2014, and $0.8 million as of December 31, 2013. If adjustments for credit risk were to be included, the decrease would be smaller.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014 and Form 10-Q for the quarter ended March 31, 2014. There have been no material changes to the risks discussed in our 2013 10-K or our 2014 10-Qs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Employment Agreement, dated July 18, 2014, by and between Skullcandy, Inc. and David Raffone (incorporated by reference to Skullcandy, Inc.'s Form 10-Q filed on August 5, 2014)

10.2	Lease Addendum No.7 by and between Cottonwood Newpark One, L.C., and Skullcandy, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: November 7, 2014	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)