Form 10-K
period 2014-12-31
SKULLCANDY, INC.
filed 2015-03-13
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrants common stock held by non-affiliates was approximately $156,010,698.
As of February 27, 2015, there were 28,257,313 shares of the registrant’s common stock, par value $0.0001, outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SKULLCANDY, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2014

PART I

Item 1.        Business

This annual report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2014, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this annual report. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. Therefore we qualify all of our forward-looking statements by these cautionary statements.
Overview
We are the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. We design, market and distribute audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL brands. We launched in 2003 and quickly became an international audio brand by bringing innovation, performance and youth culture to audio. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. We offer a wide array of styles and price points and are expanding into complementary audio products and categories such as gaming and sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license our brand and enhance audio quality.

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
Corporate Information
This annual report on Form 10-K contains references to our trademarks Skullcandy®, Ink'd®, 2XL®, and our skull logo. All other trademarks or trade names referred to in this annual report are the property of their respective owners.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors.

Leading, Authentic Lifestyle Brand
Skullcandy fuses music, art, fashion and sports, all of which permeate youth culture, into our products. Our brand symbolizes a fun, young and irreverent lifestyle combined with creativity for an active consumer.
Brand Authenticity Reinforced Through High Impact Ambassadors
We were one of the first headphone brands to work with leading athletes, DJs, musicians, artists and events within sports and the indie and hip-hop music genres. We partner with leading athletes such as NBA all-stars James Harden, Derrick Rose, and Kyrie Irving, three-time world champion surfer Mick Fanning, X-Games gold medalists, Olympians Mark McMorris, Bobby Brown, and Silje Norendal, international skateboarders Eric Koston and Sean Malto as well as NFL great Stevie Johnson and numerous other musicians, athletes and youth culture influencers. These ambassadors embody the brand and also provide us with trend and product ideas. We also partner with leading music labels such as RocNation.
Track Record of Innovation
Skullcandy was founded on innovation and we have significant product and innovation capabilities with our in-house product development and advanced concepts engineering team, or ACE. Our leading proprietary innovations include the following: Crusher technology which recreates the experience of feeling soundwaves at a live concert, and being more immersed through tactile vibrations in all forms of entertainment such as television, movies and gaming; Sticky Gel and Fix technologies, which provide ultra-secure fit and comfort designed so earbuds "never fall out"; and Off-Axis technology, which provides for enhanced sound quality and fit. We focus on disruptive innovations that change how our constantly connected influencer consumer experiences audio entertainment. We have also engineered and incorporated Skullcandy Supreme Sound, our proprietary and patent pending audio profile, into our product designs. In recent years we have increased employee headcount and spend towards research and innovation. We have over 80 issued patents, with many others pending, and one-third of our workforce is dedicated to research, innovation or product development.
Targeted Distribution Model
We control the distribution and mix of our products to protect our brand and authenticity. We pioneered the distribution of headphones in specialty retailers focused on action sports and the youth lifestyle. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers.
Proven Management Team and Deep-Rooted Company Culture
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
Financial Information About Segments and Geographic Regions
We manage our business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers, deciding how to allocate resources and in assessing performance. Our operating segments and reporting segments are the same. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by our International operations. We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are generally not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on gross invoicing, net sales, gross profit and gross margin.
Our Products
Overview
We currently focus our product offerings in two overall categories: audio and gaming. We market products in each of these categories implementing a multi-brand, multi-product segment strategy that enables us to reach new consumer segments and enhance our product segmentation across various sales channels. Audio products represented approximately 81% of consolidated net sales and gaming headphones represented 19% of consolidated net sales for the year ended December 31, 2014.
Audio
Our audio headphone product offerings have evolved from one model in 2003 to over 25 headphone models as of December 31, 2014, plus wireless headphones and speakers, sports performance, and women's offerings, as well as licensing partnerships for computers, apparel and other accessories. Our audio headphone products represented the majority of our net sales in the year ended December 31, 2014 while accessories, apparel and wireless speakers represented less than 10% of total audio net sales in the year ended December 31, 2014.
Gaming
Our gaming headphone products include products under the Astro Gaming brand and the Skullcandy Gaming brand. Astro Gaming markets high-performance and feature-rich products for dedicated gamers. The brand's flagship product, the A50, is a premium wireless, Xbox One and PlayStation 4 compatible Dolby Headphone-enabled 7.1 surround sound gaming headset that delivers a fully immersive gaming experience. The Skullcandy Gaming brand draws from our unique heritage to inject lifestyle and street culture into the world of gaming. We developed Skullcandy Gaming to offer a differentiated brand and product experience delivering high-performance gaming headsets developed by Astro Gaming at more accessible prices.
Product Design and Development
We are a company built on our passion for product and design innovation. Our success is tied to our ability to consistently deliver innovative and disruptive designs, products, features and benefits to our customers.
Our product design and development teams work closely with our music, sports and other ambassadors, the category management team and in-house team of engineers, designers and artists to plan, conceptualize, develop and commercialize our products. Our team is comprised of individuals intimately connected to the Skullcandy culture and lifestyle who incorporate their passion for the brand into their work.
We utilize innovative materials, technologies and processes in the design, development and manufacturing of our products. Our design team is continuously identifying and tracking trends in the market and with our ambassadors and influencers that are the most meaningful to a brand and product-performance conscious consumers. Our engineers and quality teams are dedicated to creating remarkable products that exceed our customers’ expectations regarding acoustic performance, fit, comfort, durability and style. We utilize a field testing program along with our athletes, musicians, and influencers to validate assumptions in our conceptualization and planning phases and also to validate our product performance during development.
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
We currently utilize third party contract manufacturers to facilitate the commercialization of our products from tooling through the sampling of products. Our internal reliability testing laboratory is used for mechanical, electrical, chemical, acoustic, transportation and environmental validation and we also utilize third party testing companies for reliability and compliance testing. We are able to closely monitor our production in our foreign vendors’ facilities by utilizing our Shenzhen China office resources and local staff to support quality, delivery, capacity, and sourcing efforts.
We can typically bring new products from concept to market in approximately 8 to 18 months depending on the technology integration and complexity of the product. In situations where we are launching new products based on existing designs that do not require new tooling, we can accelerate the concept-to-market process to approximately 4 to 9 months.

Marketing
Our marketing department employs a multi-pronged marketing strategy that includes athletes, musicians, artists and influencer ambassadors, as well as a combination of interactive events and traditional advertising. Engaging in activities and marketing initiatives that are organic to our core consumer strengthens our brand authenticity and creates awareness for new consumers. Our brand authenticity is driven by the Skullcandy and Astro Gaming family of athletes, artists, gamers and trendsetters and as well as our ability to provide innovative, trend right product.

                Our intention is to grow our brands globally, and we plan to maintain and build on our authenticity, create lasting partnerships and bring music, film, sport, art, fashion and entertainment deeper into our consumers’ lifestyle. We believe that grassroots activation, cultural engagement and creative collaboration will continue to drive the growth of our authentic brands, including Skullcandy, Astro Gaming and 2XL.
Brand Ambassadors
We build relationships that run deeper than a traditional sponsorship agreement by seeking to create unique opportunities for each member of the "Skullcandy family." Our athletes, artists, musicians and trendsetters are ambassadors for our brand who live the values of our brand anthem and we incorporate them into the Skullcandy brand in a way that goes beyond traditional endorsements.  High profile ambassadors include NBA Superstars James Harden, Derrick Rose, Kyrie Irving, NFL great Stevie Johnson, as well as action sports stars Mark McMorris, Robbie Maddison, Eric Koston, Sean Malto, Mick Fanning and Leila Hurst, as well as many other ambassadors and influencers.  We also partner with Roc Nation, the company founded by our Board of Director member Jay Brown and "Jay Z" Carter.

We have a contractual relationship with many members of the Skullcandy Family. Our arrangements are designed to incentivize them to maintain a visible profile with our products, while engraining the ambassador in our culture and brand. Our contracts typically have a one to three-year term and grant us a license for the use of names and likenesses, and require the ambassador to maintain exclusive association within each of our product categories. Skullcandy ambassadors also give us access to their fans through social media, with posts, images, and mentions on Twitter, Instagram and Facebook.  Our sponsored ambassadors and Skullcandy family members wear our products during public appearances, in magazine shoots and on the podium after certain competitive victories. We also provide products for their use or gifting and reimburse certain travel related expenses.

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

Some events we have sponsored or activated with include the NBA All-Star weekend, Redbull film projects, the Sundance Film Festival, SXSW, The Neon Carnival at Coachella, Nike partnerships across basketball and skate and the X Games.
Content Creation and Partnerships
Content Creation. We believe that advertising content is an efficient and effective way to reach our target audience. We publish custom videos each year on our Skullcandy YouTube channel. We also maintain an active presence on various social media sites, with an emphasis on Instagram, Facebook, Kik and Twitter. Social media allows us to have a direct conversation with our consumers and publish our digital content. We also use social media to promote our events globally and extend the event’s energy to those who were unable to attend. We also actively leverage the social media platforms of our athletes, artists and trendsetters.
Our in-house creative media team supports media placement into endemic channels that support the lifestyles that we believe are important to our target consumers. The content generated by the in-house team is distributed to and used globally to promote the Skullcandy brand in both print and in the digital space.

Strategic Brand Partnerships. To build on our own branding efforts, we seek to partner with like-minded brands on marketing opportunities. These include brands such as Roc Nation, Nike, Adidas, RedBull, Toyota, Toshiba, Microsoft and Electronic Arts. We believe these brand relationships create leverage and opportunities for us to tell the Skullcandy and Astro Gaming brand stories.
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
Social Media. We utilize social media, such as Instagram, Facebook, Kik and Twitter to enable a direct conversation and connection with our target consumers. We communicate local and national event participation, provide and solicit product feedback, launch brand contests and discuss news about our sponsored athletes, musicians and artists. Similarly, some of our sponsored athletes, musicians and artists use their respective Instagram, Facebook and Twitter accounts to provide endorsements of our products and engage our target consumers with insights as to how they use our products to enhance their sports, art, or lives.
Distribution and Sales
Domestic (U.S.). As we have grown our retailer base from independent action sports retailers to large regional and national retailers, we have sought to protect and enhance our brand image by carefully controlling the distribution of our products as well as the product mix we offer to each retailer.
Our specialty retailers include independent retailers focused on action sports and the youth lifestyle, as well as a number of national and regional retailers with an action sports or music orientation, such as Tilly's, Journey's, Jack’s Surfboards, and Skate Park of Tampa. These specialty retailers provide a direct connection to our consumer influencers and serve as the platform upon which we develop, reinforce and maintain our reputation as an authentic lifestyle brand. We rely on independent sales representatives to establish and maintain our relationship with these specialty retailers. Our independent sales representatives collaborate with these retailers to develop appropriate product mix and in-store marketing displays that promote our products and brand image.
We have a sales and distribution strategy intended to allow us to build relevant and exclusive products for our specialty retailers while giving us a runway to build demand creation and scale production before launching into large format retailers. This is designed to build our brand authenticity with our specialty retailers while creating a robust product pipeline for the future. Keeping our product mix specialized and focused on our consumer is the essence of our sales, marketing, and product strategy. We currently sell into a broad spectrum of retailers, including those focused on consumer electronics, such as Best Buy, those focused on sporting goods, such as Dick’s Sporting Goods and The Sports Authority and large retailers, such as Wal-Mart, Target and Fred Meyer. We are selective about the national retail partners that we align with as well as with the product mix we offer to these retailers in order to reinforce our brand positioning as the original performance lifestyle audio brand and leveraging this authenticity. Historically, we have managed our relationships with these large retailers through independent, commission-based sales representatives. However, we continue to build out our team of in-house sales professionals focused on driving the business with our top retailers and connecting our internal sales, marketing and product teams. Our national sales team enables us to improve the frequency and level of interaction with these retailers. Our other large retailers are managed by our regional sales managers through independent sales representatives where we can put the best team in place to meet the needs of our retailers and our business.
Domestic sales of our products, which primarily consist of Skullcandy and Astro Gaming product sales to customers in the United States represented 70.5% of net sales for the year ended December 31, 2014. During 2014, one retailer accounted for more than 10% of our consolidated net sales. We have entered into vendor program agreements with this retailer and many of our other large retailers, that govern the terms of sale, rebates and obligations of each party, but each purchase is typically made on a purchase order basis. None of our retailers have minimum or long-term purchase obligations. If any of our large retailers choose to slow its rate of purchases of our products, decrease its purchases of our products, or no longer purchase our products, our net sales and results of operations could be adversely affected.

International. International sales of our products outside the United States, represented 29.5% of net sales for the year ended December 31, 2014. Prior to August 2011, we sold our products internationally almost exclusively through third party distributors. We have relationships with distributors serving more than 80 countries.

Manufacturing and Sourcing
We do not own any manufacturing facilities and utilize third party manufacturing for all of our products. We do not have any long-term contracts with our existing manufacturers. We procure finished and packaged products from our contract manufacturers so that we require no subassembly.
During 2014 we utilized approximately ten independent manufacturers throughout Asia. We generally are focused on fewer, yet higher quality suppliers to take advantage of service, quality, and product cost savings improvements. We will continue to focus on geographical diversification of our manufacturing base by working with our key manufacturing partners.
In order to better manage our manufacturers and orders and significantly enhance quality, we have an office in Shenzhen, China. This office provides commercialization support, quality assurance, strategic sourcing support and production control. Our Asia operations group monitors and continually evaluates all manufacturers for quality, delivery, costs, quality systems and social compliance. We believe that the oversight provided by this team enables us to increase quality, service and delivery performance.
Order Fulfillment and Inventory Management
We have a contract with a third party supply chain provider, for use of their distribution facility in Auburn, Washington. This contract expires March 2017. We warehouse and ship nearly all products for Domestic retailers, distributors, online customers and some international distributors from this facility. We believe we have sufficient capacity at this facility for existing and expected needs.
We have extended our distribution agreement with our third party supply chain provider in Tiel, Netherlands through June 2016. This facility provides fulfillment for our European and other international customers. As part of the new agreement we transitioned from the existing warehouse to a new warehouse located in the same logistics compound.  This transition occurred in October of 2014.
In order to further reduce costs and facilitate order fulfillment to our international retailers, we transitioned the inventory from our third party warehouse in Shenzhen, China to a third party logistics facility in Yantian, China in August 2012. Similarly, in February 2013, we moved our Astro Gaming fulfillment and distribution center in Fremont, California to our facility in Auburn, Washington in order to consolidate facilities and realize cost savings.
To assist in our international growth, we have partnered with third party logistics providers in Shanghai, China for the fulfillment of domestic China retail and web orders, Surrey, BC Canada for the fulfillment of domestic Canada retail and web orders and Tokyo, Japan for the fulfillment of domestic Japan retail and web orders.
In the past we have experienced increased lead-time from some of our manufacturers in China as well as logistic disruptions and we may encounter such increased lead-times in the future. We believe we will be able to compensate for potential inventory shortages with improved supply management and vendor sourcing. Changing economic conditions in China may cause further issues with lead-time. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales. We are implementing strategies to mitigate some of these risks with various transportation options and multiple services.
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
Competition
The consumer electronics industry is highly competitive, with the introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, and rapidly consolidating. We face competition from consumer electronics brands that have historically dominated the headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Sony, Bose and Beats by Dr. Dre, which was purchased by Apple in 2014. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in consumer preferences;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory;

•	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other legal disputes.
Additionally, the industry in which we compete generally has low barriers to entry that allow the introduction of new products or new competitors at a fast pace. Some retailers have begun to introduce their own private label headphones, which could reduce the volume of product they buy from us, as well as decrease the shelf space they allocate to our products. If we are unable to protect our brand image and authenticity, while carefully balancing our growth, we may be unable to effectively compete with these new market entrants or new products. The inability to compete effectively against new and existing competitors could have an adverse effect on our sales and results of operations, preventing us from achieving future growth.
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
We value our position as a leader in the lifestyle and performance audio space and have assembled a talented team of designers and engineers that focus on creating innovative new products, technologies, and cutting edge designs that differentiate our products from those of our competitors at key price points. Each new product and project is analyzed from a design and utility perspective to identify new inventive concepts and opportunities for intellectual property protection. Presently, we have over 180 issued patents or pending patent applications around the world and we continue to focus our patent filing efforts on technologies that can provide meaningful benefits to our consumers. We have design patents covering a broad range of our Skullcandy and Astro Gaming products. We have been awarded utility patents on certain features and technologies used in some of our products for both Skullcandy and Astro Gaming. These applications are in various stages of examination with intellectual property offices in our key markets. We cannot guarantee that any pending future patent applications we have filed will result in issued patents, or that if patents are issued to us, that such patents will provide meaningful protection against competitors or against competitive technologies.
Employees
As of December 31, 2014, we had approximately 300 full-time employees. None of our employees are currently covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have never experienced a labor-related work stoppage.
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission, or the SEC. Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website www.skullcandy.com as soon as reasonable practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Skullcandy, Inc., Corporate Secretary, 1441 West Ute Boulevard, Suite 250, Park City, Utah 84098. Reports filed with the SEC may be viewed at www.sec.gov or obtained at the SEC Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The inclusion of our website address in this annual report does not include or incorporate by reference the information on our website into this annual report.

Item 1A.    Risk Factors.

We may be unable to achieve future growth, which may have a material adverse effect on our future operating results.
During 2014 net sales increased $37.7 million or 18.0%, to $247.8 million compared to 2013. We cannot assure you that we will be able to continue the increase in our net sales. Our future success will depend upon various factors, including the strength of our brand image, market demand for our current and future products, competitive conditions, and compatibility of our products with portable media devices and smartphones and the implementation of our growth strategy. We intend to finance our anticipated growth through cash flows generated from sales to our retailers and distributors. However, if our net sales decline, we may not have the cash flow necessary to pursue our growth strategy.
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
The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Sony, Bose and Beats by Dr. Dre, which was purchased by Apple in 2014. These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

•	quickly adapting to changes in consumer preferences;

•	readily taking advantage of acquisition and other opportunities;

•	discounting excess inventory;

•	devoting greater resources to the marketing and sale of their products, including significant advertising, media placement and product endorsement;

•	adopting aggressive pricing policies; and

•	engaging in lengthy and costly intellectual property and other legal disputes.
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
We have experienced growth in the past due in part to the popularity of, and increase in demand for, portable media devices, smartphones and gaming consoles. We expect that sales of such products will continue to drive a substantial portion of our net sales in the future. However, the markets for portable media devices, smartphones and gaming consoles continue to evolve rapidly and are dominated by several large companies. Increased competition in the headphone market from established media device companies, including enhanced headphones bundled by the manufacturer, a decline in demand or popularity for such products due to technological changes or otherwise, legal restrictions or the inability to use our products with portable media devices, smartphones or gaming consoles, may negatively affect our business and financial condition.
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
Historically, we have experienced greater net sales in the second half of a calendar year relative to those in the first half, due to a concentration of shopping around the fall and holiday seasons. As a result, our net sales and gross margins are typically higher in the third and fourth quarters and lower in the first and second quarters, as fixed operating costs are spread over the differing levels of sales volume. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact on our net sales is likely to continue and any shortfall in expected third and fourth quarter net sales would cause our annual results of operations to suffer significantly.
One of our retailers accounts for a significant amount of our net sales, and the loss of, or reduced purchases from, this or other retailers could have a material adverse effect on our operating results.
One of our retailers accounted for more than 10% of our net sales in 2014 and 2013. We do not have long-term contracts with any of our retailers and all of our retailers generally purchase from us on a purchase order basis. As a result, this retailer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

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
We sell our products through a mix of retailers, including specialty, consumer electronics, big-box, sporting goods and mobile phone retailers and to distributors. The retail landscape is changing with consumers shopping habits shifting away from the traditional brick and mortar stores to online sales. Any changes to our current mix of retailers and distributors could adversely affect our gross margin and could negatively affect both our brand image and our reputation. We generally realize lower gross margins when we sell through our distributors, and therefore our gross margins may be adversely impacted if we increase product sales made through distributors as opposed to direct to our retailers. In addition, we sell certain products at higher margins than others and any significant changes to our product mix made available to our retailers could adversely affect our gross margin. A negative change in our gross margin or our brand image could have a material adverse effect on our results of operations and financial condition.
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
For the year ended December 31, 2014 international net sales were $73.1 million, or 29.5% of net sales. In addition, substantially all of our products are manufactured in China. In the past we have experienced increased lead-time from some of our manufacturers in China and we may encounter such increased lead-times in the future. Changing economic conditions in China may cause further issues with lead-time. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales.
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

•
political and economic instability, including wars, terrorism, political unrest, boycotts, strikes, curtailment of trade and other business restrictions, any of which could materially and adversely affect our net sales and results of operations; and

•	natural disasters, which could have a material adverse effect on our results of operations;

•	disruptions in the global transportation network such as a port strike, and work stoppages or other labor unrest.
Any of these factors could reduce our net sales, decrease our gross margins and increase our expenses. Should we establish our own operations in international territories where we currently utilize distributors, we will become subject to greater risks associated with operating outside of the United States.
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
We are heavily dependent upon the contributions, talent and leadership of our current executive officers. Our current executive officers have all joined the Company last 30 months following several transitions in our senior management. The loss of executive officers or the inability to attract or retain qualified executive officers could delay the development and introduction of, and harm our ability to sell our products and damage our brand, which could have a material adverse effect on our results of operations. Changes in management may have a negative effect on our business and operations. Our future success also depends on our ability to attract and retain additional qualified design and marketing personnel. We face significant competition for these individuals worldwide and we may not be able to attract or retain these employees.
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
Further, we are a party to licenses that grant us rights to intellectual property, including trademarks that are necessary or useful to our business. For example, we license the right to market certain products with the trade names and imagery of brands such as Koston, the NBA, FC Barcelona, Microsoft and Real Tree. One or more of our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our ability to commercialize our technologies or products, as well as harm our competitive business position and our business prospects.
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
We recently identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if our internal control over financial reporting is not effective
Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct a comprehensive evaluation of their internal control over financial reporting. As part of this process, we are required to document and test our internal control over financial reporting; management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be prevented or detected timely. Even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
We recently identified a material weakness in our internal controls over financial reporting related to the review of certain deferred income tax accounts. A more complete description of this material weakness is included in Item 9A, "Controls and Procedures" in this Form 10-K.
The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence and have a negative impact on the trading price of our common stock.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our executive and administrative offices are located in Park City, Utah, where we lease approximately 34,000 square feet of space pursuant to a lease that expires in February 2016. Our marketing offices were formerly located in San Clemente, California, where we lease approximately 11,000 square feet of office space pursuant to a lease that expires in December 2016. However, we closed that office in September 2013, and we currently sublet the office space to a third party and intend to sublet such space for the remainder of the original lease term. Our Astro Gaming offices are located in San Francisco, California where we lease approximately 7,500 square feet of space pursuant to a lease that expires in January 2016. Our Asia operations offices are located in the Nanshan District of Shenzen, China, where we lease approximately 9,300 square feet pursuant to a lease that expires in September 2016. Our China sales and marketing office is located in the Jing’an District of Shanghai where we lease approximately 7,800 square feet pursuant to a lease that expires in February 2018. Our European headquarters are located in Zurich, Switzerland, where we lease approximately 4,700 square feet pursuant to a lease that expires in January 2017. Our Japan sales and marketing office is located in Tokyo, Japan where we lease approximately 1,000 square feet of space pursuant to a lease that expires in May 2015.

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

	High	Low
2014
Fourth Quarter	$9.52	$7.50
Third Quarter	$8.34	$6.76
Second Quarter	$9.64	$6.86
First Quarter	$10.04	$7.09
2013
Fourth Quarter	$7.21	$5.38
Third Quarter	$6.46	$5.07
Second Quarter	$6.00	$4.87
First Quarter	$7.14	$5.21
Holders of Record
As of February 28, 2015, there were 9 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
The following graph shows a comparison from July 20, 2011 (the date our common stock commenced trading on NASDAQ) through December 31, 2014 of the cumulative total return assuming a $100 investment in our common stock, the

S&P 500 Index and the S&P 500 Consumer Durables Index. Data for the S&P 500 Index and the S&P 500 Consumer Durables Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

July 20, 2011 - December 31, 2014

200%
190%
180%
170%
160%
150%
140%
130%
120%
110%
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Indexed Price Performance
7/20/2011
8/31/2011
10/31/2011
12/30/2011
2/29/2012
4/30/2012
6/29/2012
8/31/2012
10/31/2012
12/31/2012
2/28/2013
4/30/2013
6/28/2013
8/30/2013
10/31/2013
12/31/2013
2/28/2014
4/30/2014
6/30/2014
8/29/2014
10/31/2014
12/31/2014
SKUL US Equity
SPX Index
S5CODU Index

Dividend Policy
We have never paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements and such other factors as our board of directors deems relevant. In addition, our credit facility restricts our ability to pay dividends under certain circumstances.
Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities
We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2014.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Item 6.        Selected Consolidated Financial Data
The selected consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated statement of operations data for the years ended December 31, 2011 and 2010, and the selected consolidated balance sheet data at December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this annual report and which have been audited by Ernst & Young LLP. You should read this information together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$247,812	$210,092	$297,686	$232,469	$160,583
Cost of goods sold	137,178	116,958	158,254	116,930	75,078
Gross profit	110,634	93,134	139,432	115,539	85,505
Selling, general and administrative expenses	98,847	98,129	97,948	73,378	67,602
Income (loss) from operations	11,787	(4,995)	41,484	42,161	17,903
Other expense	1,560	516	453	1,761	14,556
Interest expense	131	382	641	7,473	8,387
Income (loss) before income taxes and noncontrolling interests	10,096	(5,893)	40,390	32,927	(5,040)
Income taxes (benefit)	2,523	(2,882)	14,574	14,306	4,653
Net income (loss)	7,573	(3,011)	25,816	18,621	(9,693)
Net income (loss) attributable to noncontrolling interests	(26)	25	(63)	4	—
Preferred stock dividends	—	—	—	(17)	(30)
Net income (loss) attributable to Skullcandy, Inc.	$7,599	$(3,036)	$25,879	$18,600	$(9,723)
Net income (loss) per common share attributable to Skullcandy, Inc.:
Basic	$0.27	$(0.11)	$0.94	$0.93	$(0.69)
Diluted	$0.27	$(0.11)	$0.92	$0.79	$(0.69)
Weighted average shares outstanding:
Basic	28,058,603	27,740,945	27,405,017	20,078,579	14,001,358
Diluted	28,570,472	27,740,945	27,980,983	23,573,962	14,001,358

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$36,633	$38,835	$19,345	$23,302	$6,462
Working capital	$116,420	$105,970	$101,832	$72,180	$44,779
Total assets	$212,166	$182,914	$188,275	$168,611	$93,324
Total debt	$—	$—	$—	$9,884	$84,162
Total stockholders’ equity (deficit)	$153,537	$141,714	$142,122	$106,812	$(22,357)

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
Basis of Presentation
Our net sales are derived primarily from the sale of headphones and audio accessories under the Skullcandy, Astro Gaming and 2XL brand names. Amounts billed to retailers for shipping and handling are included in net sales. Sales are reported net of estimated product returns and pricing adjustments. The Domestic segment primarily consists of Skullcandy, Astro Gaming and 2XL product sales to customers in the United States. The international segment primarily includes product sales to customers outside the United States.
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
Our selling, general and administrative expenses consist primarily of marketing and advertising expenses, wages, related payroll and employee benefit expenses, including stock-based compensation, commissions to outside sales representatives, legal and professional fees, travel expenses, utilities, other facility related costs, such as rent and depreciation, amortization of intangible assets and consulting expenses. The primary components of our marketing and advertising expenses include in-store advertising and maintenance of in-store assets, brand building fixtures, content creation, sponsorship of trade shows and events, promotional products and sponsorships for athletes, musicians and artists.

Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2014		2013		2012
Net sales	$247,812	100.0%	$210,092	100.0%	$297,686	100.0%
Cost of goods sold	137,178	55.4%	116,958	55.7%	158,254	53.2%
Gross profit	110,634	44.6%	93,134	44.3%	139,432	46.8%
Selling, general and administrative expenses	98,847	39.9%	98,129	46.7%	97,948	32.9%
Income (loss) from operations	11,787	4.8%	(4,995)	(2.4)%	41,484	13.9%
Other expense	1,560	0.6%	516	0.2%	453	0.2%
Interest expense	131	0.1%	382	0.2%	641	0.2%
Income (loss) before income taxes and noncontrolling interests	10,096	4.1%	(5,893)	(2.8)%	40,390	13.6%
Income taxes	2,523	1.0%	(2,882)	(1.4)%	14,574	4.9%
Net income (loss)	7,573	3.1%	(3,011)	(1.4)%	25,816	8.7%
Net income (loss) attributable to noncontrolling interests	(26)	—%	25	—%	(63)	—%
Net income (loss) attributable to Skullcandy, Inc.	$7,599	3.1%	$(3,036)	(1.4)%	$25,879	8.7%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales
The following table reflects our net sales for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Net sales
Domestic	$174,663	$147,156	$27,507	18.7%
International	73,149	62,936	10,213	16.2%
Total net sales	$247,812	$210,092	$37,720	18.0%
Total net sales increased with our increased sales in segments. Domestic net sales increased primarily due to increased sales volumes of earbuds, gaming products, wireless speakers and expanded distribution. International net sales increased primarily due to increased sales in Canada, and to a lesser extent Mexico and China as a result of expanded distribution.

Gross Profit and gross margin
Our overall gross margins fluctuate based on our sales volume mix between our segments, changes in customer pricing, inventory management decisions, discounts and promotions, product mix of sales, and operational and fulfillment costs.
The following tables reflect our gross profit and gross margin for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Gross profit
Domestic	$78,495	$65,078	$13,417	20.6%
International	32,139	28,056	4,083	14.6%
Total gross profit	$110,634	$93,134	$17,500	18.8%

	Year Ended December 31,
	2014	2013	Basis Point Change
Gross margin %
Domestic %	44.9%	44.2%	70
International %	43.9%	44.6%	(70)
Total gross margin %	44.6%	44.3%	30
Total gross margin increased due to a shift in product sales mix into higher margin products, including licensing, and decreases in logistic costs as percentage of net sales and warranty expenses as a result of improved product quality.
Selling, General and Administrative Expenses
The following table reflects our selling, general and administrative expenses for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$98,847	$98,129	$718	0.7%
Selling, general and administrative expenses as a percent of net sales	39.9%	46.7%

While SG&A expenses as a percentage of net sales decreased due to better operating leverage of our expenses, the overall increase in SG&A expenses is primarily due to an increase in marketing, demand creation and innovation expenses, personnel related expenses and increased third party commission expense as a result of higher sales, partially offset by decreases in bad debt expense.
We expect to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing, demand creation and innovation efforts at the same level or higher levels while also continuing to invest in increased amounts for product innovation and for development efforts.
Income (Loss) from Operations
Income (loss) from operations was $11.8 million and $(5.0) million for the year ended December 31, 2014 and 2013, respectively. Income (loss) from operations as a percentage of net sales was 4.8% and (2.4)% for the year ended December 31, 2014 and 2013, respectively.
Other Expense
Other expense was $1.6 million and $516,000 for the year ended December 31, 2014 and 2013, respectively, which increased as a result of currency effects in Europe, Canada, Japan and Mexico.
Interest Expense
Interest expense was $131,000 and $382,000 for the year ended December 31, 2014 and 2013, respectively, which primarily includes the amortization of deferred financing fees, write downs of deferred financing fees in conjunction with debt modifications, commitment fees associated with our credit facility offset by income earned through short-term investments. As of December 31, 2014 and 2013 there were no borrowings outstanding on the revolving credit facility.

Income Taxes
The income tax expense (benefit) was $2.5 million and $(2.9) million for the year ended December 31, 2014 and 2013, respectively. Our effective tax rate for the year ended December 31, 2014 and 2013 was 24.9% and 48.7%, respectively, which decreased on a yearly basis due to the change in mix between income in different taxing jurisdictions, many of which are lower than the US Federal Income tax rate.

Noncontrolling Interest
We have a joint venture in Mexico to facilitate distribution of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the year ended December 31, 2014 and 2013 consists solely of income (loss) from our Mexico joint venture that are attributable to the other partner in the joint venture.
Net Income (Loss) Attributable to Skullcandy, Inc.
The resulting income (loss) attributable to Skullcandy, Inc. for the year ended December 31, 2014 and 2013 was $7.6 million and $(3.0) million, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Net Sales
The following table reflects our net sales for the year ended December 31, 2013 and 2012 (in thousands):

	Twelve months ended December 31,
	2013	2012	$ Change	% Change
Net sales
Domestic	$147,156	$222,697	$(75,541)	(33.9)%
International	62,936	74,989	(12,053)	(16.1)%
Total net sales	$210,092	$297,686	$(87,594)	(29.4)%
Increased competition in the audio and gaming headphone markets and, consistent with our previously disclosed strategy, our continued scaling back of sales to the off-price channel, which were down approximately 48.9% compared with 2012, contributed to the decrease in Domestic net sales. International net sales were down as a result of the transition to a direct distribution model in Canada, our decision to stop selling products to certain retailers and distributors that were violating our policies on minimum advertised prices, and a significant decrease of discounted online sales at www.skullcandy.com.

Gross Profit
Our overall gross margins fluctuate based on our sales volume mix between our segments, changes in customer pricing, inventory management decisions, discounts and promotions, product mix of sales, and operational and fulfillment costs.
The following table reflects our gross profit and gross margin for the year ended December 31, 2013 and 2012 (in thousands):

	Twelve months ended December 31,
	2013	2012	$ Change	% Change
Gross profit
Domestic	$65,078	$103,737	$(38,659)	(37.3)%
International	28,056	35,695	(7,639)	(21.4)%
Total gross profit	$93,134	$139,432	$(46,298)	(33.2)%

	Twelve months ended December 31,
	2013	2012	Basis Point Change
Gross margin %
Domestic %	44.2%	46.6%	(240)
International %	44.6%	47.6%	(300)
Total gross margin %	44.3%	46.8%	(250)

The decrease in gross margin for both segments was primarily attributable to increased sales returns and allowance expense due to increased returns rates to the Company's retail customers and a shift to a lower margin product mix.
Selling, General and Administrative Expenses
The following table reflects our selling, general and administrative expenses for the year ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Selling, general and administrative expenses	$98,129	$97,948	$181	0.2%
Selling, general and administrative expenses as a percent of net sales	46.7%	32.9%

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
Income from Operations
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

Income Taxes
The income tax benefit was ($2.9) million in 2013 compared to income tax expense of $14.6 million in 2012. The Company’s effective tax rate for 2013 and 2012 was 48.7% and 36.0%, respectively. The change in the effective income tax rate is primarily due to the tax impact of the stock option exchange program we completed in September 2013.
Noncontrolling Interest
Noncontrolling interest consists of net income from our Mexico joint venture that is attributable to the other partner in the joint venture.
Net Income (Loss) Attributable to Skullcandy, Inc.
The resulting loss attributable to Skullcandy, Inc. was $(3.0) million, compared to net income of $25.9 million in 2012, which represents a decrease of $28.9 million.

Selected Quarterly Financial Data (Unaudited)
The following table sets forth our unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2014. The information for each quarter is derived from our unaudited interim consolidated financial statements, which we have prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. This information includes all adjustments that management considers necessary for the fair presentation of such data and include certain immaterial reclassifications and rounding differences. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	Jun. 30, 2013	Mar. 31, 2013
	(in thousands, except share and per share data)
Net sales	$96,815	$58,055	$53,861	$39,080	$72,249	$50,004	$50,789	$37,050
Cost of goods sold	54,899	31,731	29,632	20,917	40,817	27,573	28,004	20,564
Gross profit	41,916	26,324	24,229	18,163	31,432	22,431	22,785	16,486
Selling, general and administrative expenses	31,098	22,741	22,928	22,080	25,951	21,917	23,950	26,311
Income (loss) from operations	10,818	3,583	1,301	(3,917)	5,481	514	(1,165)	(9,825)
Other (income) expense	790	934	(375)	170	74	153	(249)	538
Interest expense (income)	(11)	(9)	181	11	42	125	112	103
Income before income taxes	10,039	2,658	1,495	(4,098)	5,365	236	(1,028)	(10,466)
Income taxes	2,808	507	(85)	(706)	1,686	(842)	(339)	(3,387)
Net income (loss)	7,231	2,151	1,580	(3,392)	3,679	1,078	(689)	(7,079)
Net income (loss) attributable to noncontrolling interests	(150)	45	8	71	110	1	(54)	(32)
Net income (loss) attributable to Skullcandy, Inc.	$7,381	$2,106	$1,572	$(3,463)	$3,569	$1,077	$(635)	$(7,047)
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.26	$0.07	$0.06	$(0.12)	$0.13	$0.04	$(0.02)	$(0.25)
Diluted	0.26	0.07	0.06	(0.12)	0.13	0.04	(0.02)	(0.25)
Weighted average common shares outstanding
Basic	28,201,479	28,135,731	28,041,146	27,835,483	27,777,909	27,764,914	27,719,081	27,700,765
Diluted	28,774,238	28,487,657	28,506,538	27,835,483	28,079,543	27,879,842	27,719,081	27,700,765

Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this trend of seasonal impact on our net sales is likely to continue. In 2014, approximately 62.5% of our net sales and 61.7% of our gross profit were generated in the second half of the year. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year. As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically had sufficient working capital to avoid drawing down on our credit facility.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash, cash equivalents and short-term investments at beginning of year	$38,835	$19,345	$23,302
Net cash provided by operating activities	7,147	23,456	13,542
Net cash used in investing activities	(26,074)	(4,131)	(10,719)
Net cash provided by (used in) financing activities	1,660	(159)	(6,813)
Effect of exchange rate changes on cash and cash equivalents	55	324	33
Cash and cash equivalents at end of year	$21,623	$38,835	$19,345
Net Cash Provided by Operating Activities. Cash from operating activities consists primarily of net income adjusted for certain non-cash items including depreciation and amortization, provision for doubtful accounts, deferred income taxes, non-cash interest expense, stock-based compensation expense and the effect of changes in working capital and other activities.
In 2014, net cash provided by operating activities was $7.1 million and consisted of net income of $7.6 million plus $14.3 million for non-cash items, less $14.7 million for working capital and other activities. Non-cash items consisted primarily of $9.6 million of depreciation and amortization and $3.4 million of stock-based compensation amortization. Working capital and other activities consisted primarily of increases in accounts receivable of $18.1 million, increases in inventory of $15.2 million, partially offset by a decreases in accounts payable of $11.7 million and decreases in accrued liabilities of $7.0 million.
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
Net Cash Used in Investing Activities. In 2014, net cash used in investing activities consisted primarily of $11.1 million for purchase of property and equipment and $15.0 million of purchases of short-term investments.
In 2013, net cash used in investing activities consisted primarily of $4.1 million for purchase of property and equipment.
In 2012, net cash used in investing activities consisted of $10.5 million for purchase of property and equipment and $0.2 million for the purchase of intangible assets.
Net Cash Provided by (Used in) Financing Activities.     In 2014, net cash provided by financing activities was $1.7 million and consisted primarily of proceeds from the exercise of stock options.
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
At December 31, 2014, we were in compliance with all applicable covenants in our credit facility.
Contractual Obligations and Commitments
The following table summarizes, as of December 31, 2014, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than Five Years
	(in thousands)
Operating lease obligations	$1,985	$1,305	$680	$—	$—
Sponsorship agreements	778	528	250	—	—
Other contractual obligations	3,365	1,753	1,612
Total	$6,128	$3,586	$2,542	$—	$—
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
Indemnification
We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2014.

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
Revenue Recognition and Sales Returns and Allowances
Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120+ for certain international customers. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition based on historical experience. Regarding sales returns, we have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these returns are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.
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
Long-Lived Assets Including Goodwill and Intangible Assets

We review property and equipment and certain identifiable intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments during 2014, 2013 and 2012.
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year.  We recorded a $688,000 impairment charge in the quarter ended March 31, 2014 related to our indefinite lived intangible trademarks and domain names which is reflected in the year ended December 31, 2014. We did not recognize any other goodwill or intangible asset impairment charges in 2014, 2013 and 2012.
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

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
At December 31, 2014 we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At December 31, 2014, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the year ended December 31, 2014, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
Foreign Currency Risk

In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and expenses of our international subsidiaries that are denominated in currencies other than their functional currencies. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our consolidated statement of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars. We do not enter into foreign currency exchange contracts to hedge the translation of operating results and financial position of our international subsidiaries. As such, a 10% change in U.S. dollar exchange rates in effect at December 31, 2014, would cause a change in consolidated net assets of approximately $449,000.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of December 31, 2014 was an asset of $55,000 and was a liability of $256,000 as of December 31, 2013. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be immaterial as of December 31, 2014, and $0.8 million as of December 31, 2013. If adjustments for credit risk were to be included, the decrease would be smaller.
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

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(F) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and in reaching a reasonable level of assurance.
We have carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. As described below, management has identified a material weakness in our internal controls over financial reporting related to the review of certain deferred income tax accounts. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
In connection with the preparation of our annual consolidated financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or the COSO Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this evaluation, management concluded our controls and procedures were not effective as of December 31, 2014 due to a material weakness related to insufficient review controls to ensure the proper determination of the effect on deferred income tax accounts from certain share-based compensation award activity. A “material weakness” is a deficiency, or a combination of deficiencies, in Internal Control over Financial Reporting ("ICFR"), such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. However, this control deficiency did not result in a material misstatement in our audited financial statements for the year ended December 31, 2014.
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
Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Skullcandy, Inc.
We have audited Skullcandy Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Skullcandy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s review of certain deferred income tax-accounts. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skullcandy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 13, 2015, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Skullcandy, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 13, 2015

Item 9B.    Other Information.
None.

PART III
We are incorporating by reference the information required by Part III of this annual report from our proxy statement for the Annual Meeting of Shareholders to be held May 20, 2015, which will be filed with the SEC within 120 days after December 31, 2014.

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

10.3
Lease Addendum No. 2, dated July 21, 2010, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.10 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.4
Lease Addendum No. 3, dated September 2, 2010, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.11 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.5	Lease Addendum No. 5, dated November 16, 2012, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C.
10.6
Lease Addendum No. 6, dated June 3, 2014, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.7 on Skullcandy, Inc.'s Form 10-Q, filed on August 6, 2014

10.7
Lease Addendum No. 7, dated October 20, 2014, by and between Skullcandy, Inc. and Cottonwood Newpark One, L.C. (incorporated by reference to Exhibit 10.2 on Skullcandy, Inc.'s Form 10-Q, filed on November 11, 2014

10.8
Master Services Agreement, dated July 16, 2010, by and between Skullcandy, Inc. and UPS Supply Chain Solutions, Inc. (incorporated by reference to Exhibit 10.12 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)

10.9	2005 Stock Plan (incorporated by reference to Exhibit 10.13 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)
10.10	Form of Stock Option Agreement under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)
10.11A
Form of Stock Option Agreement under the 2005 Stock Plan — With Early Exercise Option (incorporated by reference to Exhibit 10.14(B) to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)

10.12	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)
10.13	Form of Stock Option Agreement under the 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to Skullcandy, Inc.’s Registration Statement on Form S-1, filed on January 28, 2011)
10.14	Form of Stock Option Agreement under the 2011 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)
10.15
Board of Directors Services Agreement, dated March 21, 2011, by and between Skullcandy, Inc. and Richard Alden (incorporated by reference to Exhibit 10.20 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on April 28, 2011)

10.16	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.25 to Skullcandy, Inc.’s Registration Statement on Form S-1/A, filed on July 6, 2011)
10.17	Form of Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.1 to Skullcandy, Inc.'s Current Report on Form 8-K, filed on May 25, 2012)

Exhibit No.	Description of Exhibit
10.18	Amended and Restated Skullcandy, Inc. 2011 Incentive Award Plan (incorporated by reference to Annex A to Skullcandy, Inc.'s Definitive Proxy Statement on Schedule 14A filed on April 30, 2012)
10.19
Skullcandy, Inc. Nonqualified Inducement Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 99.1 to Skullcandy, Inc.'s Registration Statement on Form S-8, filed on May 10, 2013)

10.20
Skullcandy, Inc. Inducement Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.2 to Skullcandy, Inc.'s Registration Statement on Form S-8, filed on May 10, 2013)

10.21
Credit Agreement dated as of August 19, 2013, by and between Skullcandy, Inc., a Delaware corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Skullcandy, Inc.’s Current Report on Form 8-K, filed on August 21, 2013)

10.22	Amended and restated revolving line of credit note dated April 29, 2014 by Skullcandy, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on April 29, 2014)
10.23	Astro Gaming Supplemental Compensation Plan (incorporated by reference to Exhibit 10.35 to Skullcandy, Inc.'s Form 10-K, filed March 14, 2014)
10.24	Amended and restated employment agreement between Skullcandy, Inc. and S. Hoby Darling, incorporated by reference to Exhibit 10.1 on Skullcandy Inc.'s Form 10-Q, filed on August 6, 2014
10.25	Amended and restated employment agreement between Skullcandy, Inc. and Jason Hodell, incorporated by reference to Exhibit 10.2 on Skullcandy Inc.'s Form 10-Q, filed on August 6, 2014
10.26	Amended and restated employment agreement between Skullcandy, Inc. and Sam Paschel Jr., incorporated by reference to Exhibit 10.3 on Skullcandy Inc.'s Form 10-Q, filed on August 6, 2014
10.27	Amended and restated employment agreement between Skullcandy, Inc. and Patrick Grosso, incorporated by reference to Exhibit 10.4 on Skullcandy Inc.'s Form 10-Q, filed on August 6, 2014
10.28	Amended and restated employment agreement between Skullcandy, Inc. and David Raffone (incorporated by reference to Exhibit 10.5 on Skullcandy Inc.'s Form 10-Q, filed on August 6, 2014
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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
Jason Hodell
Chief Financial Officer
March 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2015.

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
We have audited the accompanying consolidated balance sheets of Skullcandy, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skullcandy, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Skullcandy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2015 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 13, 2015

SKULLCANDY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$21,623	$38,835
Short-term investments	15,010	—
Total cash, cash equivalents, and short-term investments	36,633	38,835
Accounts receivable, net	74,358	57,549
Inventories, net	54,981	40,284
Prepaid expenses and other current assets	4,050	4,663
Deferred taxes	3,052	4,097
Total current assets	173,074	145,428
Property and equipment, net	12,911	10,021
Intangibles	8,814	10,979
Goodwill	13,867	13,867
Deferred financing fees	41	224
Non-current deferred taxes	3,459	2,395
Total assets	$212,166	$182,914
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27,309	$16,565
Accrued liabilities	29,161	22,838
Current deferred taxes	184	55
Total current liabilities	56,654	39,458
Non-current deferred taxes	1,418	1,742
Non-current liabilities	557	—
Total liabilities	58,629	41,200
Stockholders’ equity:
Preferred stock, par value $0.0001 per share:
Authorized shares - 10,000
Issued and outstanding shares	—	—
Common stock, par value $0.0001 per share:
Authorized shares - 200,000
Issued shares - 33,065 and 32,605
Outstanding shares - 28,239 and 27,778	3	3
Treasury stock:
Shares at cost - 4,826 and 4,826	(43,294)	(43,294)
Additional paid-in capital	136,132	131,428
Accumulated other comprehensive loss	(625)	(171)
Retained earnings	60,781	53,182
Total stockholders’ equity	152,997	141,148
Noncontrolling interests	540	566
Total stockholders’ equity attributable to Skullcandy	153,537	141,714
Total liabilities and stockholders’ equity	$212,166	$182,914
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$247,812	$210,092	$297,686
Cost of goods sold	137,178	116,958	158,254
Gross profit	110,634	93,134	139,432
Selling, general and administrative expenses	98,847	98,129	97,948
Income (loss) from operations	11,787	(4,995)	41,484
Other expense	1,560	516	453
Interest expense	131	382	641
Income (loss) before income taxes and noncontrolling interests	10,096	(5,893)	40,390
Income tax expense (benefit)	2,523	(2,882)	14,574
Net income (loss)	7,573	(3,011)	25,816
Net income (loss) attributable to noncontrolling interests	(26)	25	(63)
Net income (loss) attributable to Skullcandy, Inc.	$7,599	$(3,036)	$25,879
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.27	$(0.11)	$0.94
Diluted	0.27	(0.11)	0.92
Weighted average common shares outstanding
Basic	28,058,603	27,740,945	27,405,017
Diluted	28,570,472	27,740,945	27,980,983

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)

	Twelve Months Ended December 31,
	2014	2013	2012
Net income (loss)	$7,573	$(3,011)	$25,816
Change in unrealized gain (loss) on foreign currency cash flow hedges, net of tax, for the years ended December 31, 2014, 2013 and 2012, respectively	268	(178)	(224)
Change in unrecognized actuarial loss, net of tax, for the year ended December 31, 2014	(441)	—	—
Change in unrealized gain (loss) on short-term investments, net of tax, for the year ended December 31, 2014	(30)	—	—
Foreign currency translation adjustment	(251)	29	84
Comprehensive income (loss)	7,119	(3,160)	25,676
Comprehensive income (loss) attributable to noncontrolling interests	(26)	25	(63)
Comprehensive income (loss) attributable to Skullcandy, Inc.	$7,145	$(3,185)	$25,739

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Skullcandy Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	27,256	$3	$(43,294)	$119,042	$118	$30,339	$106,208	$604	$106,812
Net income (loss)	—	—	—	—	—	25,879	25,879	(63)	25,816
Exercise of stock options	443	—	—	2,366	—	—	2,366	—	2,366
Stock-based compensation	—	—	—	6,563	—	—	6,563	—	6,563
Tax benefit related to stock options	—	—	—	705	—	—	705	—	705
Unrealized loss on foreign currency cash flow hedges, net of tax	—	—	—	—	(224)	—	(224)	—	(224)
Foreign currency translation	—	—	—	—	84	—	84	—	84
Balance at December 31, 2012	27,699	$3	$(43,294)	$128,676	$(22)	$56,218	$141,581	$541	$142,122
Net income (loss)	—	—	—	—	—	(3,036)	(3,036)	25	(3,011)
Exercise of stock options	44	—	—	174	—	—	174	—	174
Vesting of restricted stock	35	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,632	—	—	3,632	—	3,632
Tax benefit related to stock options	—	—	—	(92)	—	—	(92)	—	(92)
Deferred tax asset true up to APIC pool	—	—	—	(962)	—	—	(962)	—	(962)
Unrealized loss on foreign currency cash flow hedges, net of tax	—	—	—	—	(178)	—	(178)	—	(178)
Foreign currency translation	—	—	—	—	29	—	29	—	29
Balance at December 31, 2013	27,778	$3	$(43,294)	$131,428	$(171)	$53,182	$141,148	$566	$141,714
Net income (loss)	—	—	—	—	—	7,599	7,599	(26)	7,573
Exercise of stock options	288	—	—	2,128	—	—	2,128	—	2,128
Issuance of common stock for restricted share units	209	—	—	—	—	—	—	—	—
Shares withheld related to issuance of common stock for restricted share units	(36)	—	—	(354)	—	—	(354)	—	(354)
Stock-based compensation	—	—	—	3,398	—	—	3,398	—	3,398
Unrealized loss on foreign currency cash flow hedges, net of tax	—	—	—	—	268	—	268	—	268
Unrealized loss on short-term investments, net of tax	—	—	—	—	(30)	—	(30)	—	(30)
Unrealized loss on pension liability, net of tax					(441)		(441)		(441)
Tax benefit related to stock options	—	—	—	(468)	—	—	(468)	—	(468)
Foreign currency translation	—	—	—	—	(251)	—	(251)	—	(251)
Balance at December 31, 2014	28,239	$3	$(43,294)	$136,132	$(625)	$60,781	$152,997	$540	$153,537
See accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income (loss)	$7,573	$(3,011)	$25,816
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,623	9,428	6,220
Loss on disposal of property and equipment and intangible assets	670	2,187	7
Provision for doubtful accounts	619	1,312	3,617
Deferred income taxes	(210)	(4,927)	(355)
Noncash interest expense	188	177	241
Amortization of stock-based compensation expense	3,398	3,632	6,563
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,113)	17,305	(29,287)
Inventories	(15,183)	1,140	2,433
Prepaid expenses and other	(112)	1,504	2,679
Accounts payable	11,679	(6,339)	(343)
Accrued liabilities	7,015	1,048	(4,049)
Net cash provided by operating activities	7,147	23,456	13,542
Investing activities
Purchase of property and equipment	(11,064)	(4,111)	(10,475)
Purchase of intangible assets	—	(20)	(244)
Purchases of short-term investments	(15,010)	—	—
Net cash used in investing activities	(26,074)	(4,131)	(10,719)
Financing activities
Net repayments on bank line of credit	—	—	(9,884)
Debt issuance costs	—	(241)	—
Proceeds from exercise of stock options	2,128	174	2,366
Income tax (detriment) benefit related to exercise of stock options	(468)	(92)	705
Net cash provided by (used in) financing activities	1,660	(159)	(6,813)
Effect of exchange rate changes on cash and cash equivalents	55	324	33
Net (decrease) increase in cash and cash equivalents	(17,212)	19,490	(3,957)
Cash and cash equivalents, beginning of year	38,835	19,345	23,302
Cash and cash equivalents, end of year	$21,623	$38,835	$19,345
Supplemental cash flow information:
Cash paid for interest	$—	$1	$184
Cash paid for income tax	1,430	7,042	15,112
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business
Skullcandy, Inc., a Delaware corporation (the “Company”), is the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. The Company designs, markets and distributes audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL brands. The Company launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. The Company's products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. The Company offers a wide array of styles and price points and are expanding into complementary audio products and categories such as sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license our brand and enhance audio quality.

The Company distributes headphones and audio products to specialty retailers focused on action sports and the youth lifestyle with hundreds of independent snow, skate and surf retailers. The Company has expanded distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers such as Best Buy, Dick’s Sporting Goods, AT&T Wireless, Target and Wal-Mart.

The Company also produces and markets gaming headphones. The Company acquired Astro Gaming in April 2011 as part of the strategy to position themselves in the premium end of the gaming category with a leading, authentic brand. Astro Gaming is based in San Francisco, California and develops and markets high-performance, feature-rich products to dedicated gamers, through both the direct-to-consumer channel and through a growing global network of retailers and distributors.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the results of a joint venture in Mexico. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (GAAP). Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this trend and seasonal impact on net sales is likely to continue.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the Consolidated Financial Statements.
Management Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all cash on deposit and money market accounts with original maturities when purchased of less than three months to be cash and cash equivalents. The Company maintains cash and cash equivalents in bank deposit and other investment accounts which, at times, may exceed federally insured limits.

Short-Term Investments
In general, the majority of the Company's short-term investments have a maturity at the date of purchase within one year and consist predominantly of highly liquid investment-grade low risk income earning mutual funds, diversified among industries and individual issuers, that are predominantly U.S. dollar-denominated short-term debt securities. Investments with maturities from one to five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent an investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest (income) expense in the consolidated statements of income. The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest (income) expense in the consolidated statements of income.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. All customers listed below are in the Domestic segment. The most significant customers that accounted for a significant portion of net sales and accounts receivable are as follows:

	Net Sales Customer A	Net Sales Customer B
For the year ended December 31, 2014	12%	*
For the year ended December 31, 2013	14%	10%
For the year ended December 31, 2012	14%	*
*Indicates less than 10% of net sales for the period.
Customer A accounted for 25% and 28% of the Company’s accounts receivable as of December 31, 2014 and 2013, respectively. Customer B accounted for less than 10% of the Company's accounts receivable as of December 31, 2014 and 2013, respectively. No other single customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2014 and 2013.
The Company maintains its cash balances at various financial institutions, which are predominantly in the United States. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
In 2014 and 2013, substantially all of the Company’s products were manufactured in China.
Accounts Receivable and Allowance for Doubtful Accounts
As a general policy, collateral is not required for accounts receivable. Throughout the year, the Company performs credit evaluations of its retailers and distributors, and adjusts credit limits based on payment history and the retailer’s or distributor’s current creditworthiness. The Company continuously monitors collections, maintains credit insurance, and has an allowance for doubtful accounts based on historical experience and any specific customer collection issues that have been identified. The Company records a specific reserve for individual accounts when the Company becomes aware of a customer’s likely inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position. If circumstances related to customer change, the Company would further adjust estimates of the recoverability of receivables. When the Company determines that there are accounts receivable that are uncollectible, they are charged off against the allowance for doubtful accounts. In the event the Company determines that a smaller or larger reserve is appropriate, it would record a benefit or charge to bad debt expense in the period in which such a determination was made. Bad debt expense is reported as a component of selling, general and administrative expenses. Historically, losses associated with uncollectible accounts have been consistent with estimates, but there can be no assurance that the Company will continue to experience the same credit loss rates that it has experienced in the past. Unforeseen, material financial difficulties of its retailers or distributors could have an adverse impact on profits.
Inventories
The Company values inventories at the lower of the cost or the current estimated market value of the inventory. Cost is determined by using the first-in, first-out method and market value is estimated based upon assumptions made about future demand and retail market conditions. The Company regularly review inventory quantities on hand and adjust inventory values for excess and obsolete inventory based primarily on estimated forecasts of product demand and market value.
As of December 31, 2014 and 2013, the Company had recorded a reduction for excess and obsolete inventory of approximately $1.5 million and $1.1 million, respectively. As of December 31, 2014 and 2013, substantially all of the Company’s inventory was comprised of finished goods.
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
Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against deferred tax assets, which increase income tax expense in the period when such a determination is made.
Income taxes include tax benefits for uncertain tax positions that are more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of operations.
Taxes assessed by governmental authorities that are imposed concurrent with sales-producing transactions are recorded on a net basis.
Long-Lived Assets Including Goodwill and Intangible Assets
Property and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method and recorded as expense over the estimated useful lives of the assets which range from three to seven years, or the remaining lease term, if shorter. Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in net income for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.
The Company reviews property and equipment and certain identifiable intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record impairments during 2014, 2013 and 2012.
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, the Company did not have goodwill. The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year.  The Company did record a $688,000 impairment charge in the quarter ended March 31, 2014 related to indefinite lived intangible trademarks and domain names which is reflected in the year ended December 31, 2014. The Company did not recognize any other goodwill or intangible asset impairment charges in 2014, 2013 and 2012.
The Company amortizes intangible assets with definite lives over their estimated useful lives and review these assets for impairment. The Company is currently amortizing the acquired intangible assets with definite lives over periods ranging between three to eight years.

Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Sales returns and allowances	$7,168	$7,010
Accrued co-op advertising	2,762	3,951
Accrued payroll and benefits	7,474	2,390
Warranty accrual	753	1,582
Income taxes payable	2,492	1,218
Sales commissions	665	785
Other accrued liabilities	7,847	5,902
Accrued liabilities	$29,161	$22,838
Revenue Recognition and Sales Returns and Allowances
Net sales are recognized when title and risk of loss pass to the retailer or distributor and when collectability is reasonably assured. Generally, the Company extends credit to its retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain international customers. The Company recognizes revenue net of estimated product returns and pricing adjustments. Further, the Company provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition based on historical experience. Charges to customers for shipping and handling are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations. The Company has entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. The Company has executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.
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
Activity in the warranty accrual balance, which is included in accrued liabilities on the consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2012	1,207
Warranty Claims	(1,547)
Warranty Costs Accrued	1,922
Balance at December 31, 2013	$1,582
Warranty Claims	(989)
Warranty Costs Accrued	160
Balance at December 31, 2014	$753
Demand Creation
The Company expenses demand creation marketing costs, or advertising costs, generally as they are incurred and they appear in the selling, general and administrative portion of the consolidated statement of operations. Total demand creation marketing spend encompasses in-store displays, in-store fixtures, print, TV & online media purchases, athletes & team sponsorships, trade show or event costs, retailer co-op advertising programs, promotional items, content creation and royalty spending. The Company has certain sponsorship arrangements with athletes and musicians and recognizes the expense associated with contractual sponsorships in accordance with the terms of the contract. Various sponsorship arrangements specify a payment upon consummation of the contract as well as monthly installments. Prepayments are expensed ratably over the term of the contract. Other sponsorship arrangements specify a payment based on discrete performance criteria, such as a podium appearance, and are expensed upon achievement of the performance criteria. Total demand creation marketing spend was approximately $26.0 million, $27.1 million and $26.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amounts capitalized on the balance sheet as prepayments were $260,000 and $215,000 as of December 31, 2014 and 2013, respectively. Amounts paid to individuals and teams for contractual sponsorships were approximately $1.8 million, $2.3 million and $1.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Net Income (Loss) Per Share
Basic net income (loss) per common share attributable to Skullcandy, Inc. is computed by dividing the net income (loss) attributable to Skullcandy, Inc. for the period by the weighted average number of shares of common stock outstanding during the reporting period. Diluted net income per common share attributable to Skullcandy, Inc. reflects the effects of potentially dilutive securities, which consist of unvested restricted stock and stock options. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share attributable to Skullcandy, Inc. is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$7,599	$(3,036)	$25,879
Denominator
Weighted average common stock outstanding for basic net income per common share	28,059	27,741	27,405
Effect of dilutive securities—warrants, unvested restricted stock and stock options	511	—	576
Weighted average common shares and dilutive securities outstanding	28,570	27,741	27,981
For the years ended December 31, 2014, 2013 and 2012, 1.3 million, 2.6 million and 2.5 million shares subject to stock options and restricted stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees and directors to be measured at fair value and recognized as an expense in the financial statements. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as financing cash flows.
During 2013, the Company completed an employee stock option exchange program and accounted for the stock option exchange program in accordance with accounting guidance which requires the stock option exchange to be a value neutral transaction, or for any incremental compensation expense to be recorded in the period of exchange.
Fair Value of Financial Instruments
The carrying amounts shown for the Company’s cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short term maturity of those instruments.
Foreign Currency
The Company translates the financial statements of its international subsidiaries that have the local currency as their functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. The Company recorded $(251,000), $29,000 and $84,000 of net translation (loss) gain in years ended December 31, 2014, 2013 and 2012, respectively. The Company records net gains and losses resulting from foreign exchange transactions as a component of other expense. These gains and losses are net of those realized on foreign exchange contracts. The Company recorded foreign exchange transaction losses of $575,000, $421,000 and $611,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
Financial Derivatives and Hedging Activities
The Company uses financial derivatives to manage exposure to changes in foreign currencies. The Company records all derivatives on the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
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
Immaterial error correction to consolidated balance sheet
Subsequent to the filing of the financial statements in the Company’s Form 10-K as of and for the year ended December 31, 2013, the Company determined that certain deferred tax amounts were improperly combined across jurisdictions and by current and non-current classification on the consolidated balance sheet at December 31, 2013. As a result, current deferred tax assets were overstated by $598,000, non-current deferred tax assets were understated by $2,395,000, current deferred tax liabilities were understated by $55,000 and non-current deferred tax liabilities were understated by $1,742,000. The error has been corrected by reclassifying these amounts on the consolidated balance sheet at December 31, 2013. The error was not considered material to the consolidated balance sheet, and had no effect on the consolidated statement of operations, the consolidated statement of comprehensive income (loss), the consolidated statement of stockholders’ equity, or the consolidated statements of cash flows as of and for the year ended December 31, 2013.

3. Investments
As of December 31, 2014, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Debt mutual funds	$15,040	$(30)	$15,010

The Company did not hold any securities at December 31, 2013. The Company did not recognize any other-than-temporary impairment, or proceeds or realized gains or losses for the years ended December 31, 2014, 2013 and 2012.

4. Allowance for Doubtful Accounts and Sales Returns
Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2011	$599	$4,199
Provision	3,617	19,984
Deductions	(1,655)	(20,114)
Balance, December 31, 2012	2,561	4,069
Provision	1,312	25,305
Deductions	(1,992)	(22,364)
Balance, December 31, 2013	1,881	7,010
Provision	619	30,404
Deductions	(565)	(30,246)
Balance, December 31, 2014	$1,935	$7,168

5. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Cost:
Leasehold improvements	$3,074	$3,025
Furniture and fixtures	13,112	8,246
Other equipment	10,145	5,754
Computer equipment and software	7,596	6,134
Vehicles	253	195
	34,180	23,354
Less accumulated depreciation	(21,269)	(13,333)
Property and equipment, net	$12,911	$10,021
Depreciation expense related to property and equipment was $8.1 million, $7.9 million and $4.8 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

6. Goodwill and Intangibles
The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did record a $688,000 impairment charge in the quarter ended March 31, 2014 related to indefinite lived intangible trademarks and domain names which is reflected in the year ended December 31, 2014. This impairment charge was included in selling, general and administrative expense. The Company did not recognize any other goodwill or intangible asset impairment charges in 2014, 2013 and 2012.
Intangible assets subject to amortization consist principally of amounts assigned to non-compete agreements and customer relationships. The trade/brand name is not subject to amortization. Intangible assets as of December 31, 2014 consist of the following:

	December 31, 2014
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization, including Impairment Charges	Net Book Value
Customer relationships	4.7	$10,850	$4,406	$6,444
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	857	687	170
Total		$13,907	$5,093	$8,814

	December 31, 2013
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-compete agreements	0.7	$430	$333	$97
Customer relationships	5.7	10,850	3,025	7,825
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	857	—	857
Total		$14,337	$3,358	$10,979
Aggregate amortization expense for amortizing intangible assets was $1.5 million, $1.5 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated annual amortization expense for each of the next five years is as follows:

	2015	2016	2017	2018	2019
	(in thousands)
Estimated annual amortization expense	$1,381	$1,381	$1,381	$1,381	$921

7. Financial Derivatives and Hedging Activities
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
As a result of the Company's hedging program, the company recognized the following in the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012, respectively (in thousands).

	For the years ended December 31,
	2014	2013	2012
Total impact on net sales	$574	$(435)	$354
Total impact on other expense	269	(134)	(92)
	$843	$(569)	$262
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
As of December 31, 2014, the Company did not have any outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Change in Amount of Unrealized Gain (loss) Recognized in OCI on Derivative (Effective Portion)			Location of Realized Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Realized Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Realized Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Realized Gain (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013	2012		2014	2013	2012		2014	2013	2012
Sell EUR/Buy USD Forward Contract	$414	$(376)	$379	Net sales	$273	$(277)	$596	Net sales	$124	$7	$(10)
Sell GBP/Buy USD Forward Contract	219	(82)	(158)	Net sales	113	18	(124)	Net sales	(17)	2	(4)
	$633	$(458)	$221		$386	$(259)	$472		$107	$9	$(14)
Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of December 31, 2014, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	2	€1,985,560	$2,453,305
Sell GBP/Buy USD Forward Contract	2	£966,894	1,511,035
	4		$3,964,340
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain (loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2014	2013	2012
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$116	$(138)	$(74)
Sell GBP/Buy USD Forward Contract	Net sales	72	(48)	(30)
		$188	$(186)	$(104)
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$183	$(95)	$(41)
Sell GBP/Buy USD Forward Contract	Other income (expense)	86	(39)	(51)
		$269	$(134)	$(92)
The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivatives Asset		Derivative Liabilities
	As of December 31,		As of December 31,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$—	$—	$109
Sell GBP/Buy USD Forward Contract	—	—	—	100
	$—	$—	$—	$209
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$50	$—	$—	$25
Sell GBP/Buy USD Forward Contract	7	—	2	22
	$57	$—	$2	$47
The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

8. Fair Value Measurements
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
Level 3—unobservable inputs.

The substantial majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2014 (in thousands):

	Fair Value Measurements at December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$57	$—	$57
Cash equivalents - Money market funds	2,000	—	—	2,000
Debt mutual funds	—	15,010	—	15,010
Total assets	$2,000	$15,067	$—	$17,067

Liabilities:
Derivative financial instruments	—	2	—	2

The Company did not hold any Level 3 financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2014. There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the year ended December 31, 2014.
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

9. Debt
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
The credit facility required the Company to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.5 to 1.0 as of the last day of each fiscal quarter; (b) asset ratio not less than 1.35 to 1.00 as of the last day of each fiscal quarter; (c) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter set forth in the table below, determined as of the last day of each such fiscal quarter; (d) net income attributable to the Company, measured on a rolling 4-quarter basis for each fiscal quarter ending after August 19, 2013 and on or prior to December 31, 2013 in which an advance under the Line of Credit is made, determined as of the last day of each such fiscal quarter, not less than zero.
On April 29, 2014 the Company entered into an amendment of its credit agreement and revolving line of credit which reduced the line of credit to $10,000,000 and letters of credit to $5,000,000 and also included the following changes to the financial covenants:
1.Removed the net income requirement noted above;
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
At December 31, 2014, the Company was in compliance with all applicable covenants in the credit facility.
In association with the amended credit agreement, the Company proportionally wrote off approximately $167,000 of previously capitalized deferred financing fees.

10. Income Taxes

Income tax expense consisted of the following components:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$3,012	$306	$12,379
State	302	95	949
Foreign	(116)	1,718	1,576
Total current	3,198	2,119	14,904
Deferred:
Federal	(385)	(3,759)	(385)
State	(123)	(212)	96
Foreign	(167)	(1,030)	(41)
Total deferred	(675)	(5,001)	(330)
Total provision (benefit) for income taxes	$2,523	$(2,882)	$14,574
The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013
U.S. federal statutory income tax rate	34.0%	34.0%
State tax, net of federal tax impact	1.5%	1.8%
Stock-based compensation	(1.2)%	8.9%
Tax credits	(3.3)%	7.6%
Foreign rate differential	(6.5)%	(2.8)%
Other	0.4%	(0.8)%
	24.9%	48.7%
Total earnings before income tax expense and noncontrolling interests were comprised of the following:

	December 31,
	2014	2013
	(in thousands)
Domestic operations	$7,782	$(9,142)
Foreign operations	2,314	3,249
Earnings before income tax expense and noncontrolling interests	$10,096	$(5,893)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and (liabilities) are as follows:

	December 31,
	2014	2013
	(in thousands)
Current deferred tax assets:
Bad debt reserve	$33	$329
Obsolete inventory reserve	(53)	(70)
Allowance for sales returns	1,668	2,004
Warranty reserve	269	564
Intercompany revenue	127	109
Net operating loss	289	—
Uniform capitalization regulations accrual	489	773
Other	46	—
Total current deferred taxes	2,868	3,709
Noncurrent deferred tax assets (liabilities):
Fixed assets	(656)	(1,142)
Stock compensation	4,580	4,123
Net operating loss	604	514
Amortization	(1,935)	(2,353)
Other	52	20
Total noncurrent deferred taxes before valuation allowance	2,645	1,162
Valuation allowance	(604)	(176)
Total noncurrent deferred taxes, net of valuation allowance	2,041	986
Total net deferred tax assets	$4,909	$4,695
As of December 31, 2014, the Company had $893,000 in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 7 to 10 years. As of December 31, 2014 the Company has established a valuation allowance of $604,000 against the portion of the net operating loss carryovers which are more likely than not to not be realized.
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
The Company has not recorded a deferred tax liability for $18.7 million of undistributed earnings of subsidiaries located outside of the United States.  Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and the Company does not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries.  To the extent that the Company is able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in capital situation or investment strategy in which such funds become needed for funding U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits.  The determination of the tax liability upon repatriation is not practicable.
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
During the year ended December 31, 2014, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

December 31, 2013	$368
Decrease of unrecognized tax benefits taken in prior years	(165)
Increase in unrecognized tax benefits related to current year	149
December 31, 2014	$352
The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2014 and 2013, the Company has no significant accrued interest and penalties. As of December 31, 2014, the U.S. Federal statute of limitations remains open for the tax years ended December 31, 2010 and forward. The majority of the state statutes of limitations remain open for the tax years ended December 31, 2010 and forward.
During the years ended December 31, 2014 and 2013, the Company recorded a tax expense of $468,000 and $92,000, respectively directly to equity for excess tax deductions related to stock-based compensation expense.
11. Segment Information
On June 30, 2014, the Company began certain organizational changes to align with how its Chief Operating Decision Makers ("CODM") review performance and make decisions in managing the Company. The Company manages its business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. The Company has determined that the CODM is the Chief Executive Officer and the Chief Financial Officer, collectively. The Company's operating segments and reporting segments are the same. Historically, the Company's segments were comprised of the North American and International segments, with the North America segment including sales to customers in Canada and Mexico. Currently, the Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment, therefore the Company believes that the best metric for segment performance is gross profit. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by the Company’s International operations. The Company operates exclusively in the consumer products category in which the Company develops and distributes headphones and other audio products. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance.

As set forth below, prior periods have been restated to conform to the current presentation. Information related to the Company’s segments is as follows:

	December 31,
	2014	2013
	(in thousands)
Net sales
Domestic	$174,663	$147,156
International	73,149	62,936
Consolidated net sales	$247,812	$210,092
Gross profit
Domestic	$78,495	$65,078
International	32,139	28,056
Consolidated gross profit	$110,634	$93,134
Income from operations
Domestic	$5,248	$(12,271)
International	6,539	7,276
Consolidated income (loss) from operations	$11,787	$(4,995)

	December 31,
	2014	2013
	(in thousands)
Identifiable assets
Domestic	$140,176	$119,981
International	71,990	62,933
Consolidated	$212,166	$182,914
Long-lived assets including intangible assets
Domestic	13,596	11,504
International	8,129	9,496
Consolidated	$21,725	$21,000
Goodwill
Domestic	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

12. Employee Benefit Plans
The Company maintains a salary deferral 401(k) plan for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $506,000, $541,000 and $469,000 for the years ended December 31, 2014, 2013 and 2012, respectively and the expenses are included in selling, general and administrative expenses.

13. Stock-Based Compensation
Overview
The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock, performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire 10 years from the date of grant. The Company has not recorded a material amount of stock-based compensation expense on its PSUs as the performance criteria was not met for the awards that were granted prior to 2014.
RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.
The Company recorded $3.4 million, $3.6 million and $6.6 million in stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. All stock-based compensation expense is included in selling, general and administrative expenses.
The unrecognized compensation cost of stock options and restricted stock as of December 31, 2014 was $5.4 million, which is expected to be recognized over the weighted average remaining vesting period of 2.83 years. As of December 31, 2014, there were approximately 4.4 million shares of common stock available for future issuances.
Stock Options
The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of options granted. The Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Fair value of options granted	$4.75	$4.08	$5.46
Risk-free interest rate	1.90%	1.21%	1.17%
Expected term (in years)	6.3	6.3	6.1
Expected dividend yield	—%	—%	—%
Expected volatility	54.0%	53.6%	40.4%
Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below.
Expected Term
For options granted prior to 2012, options granted generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. For options granted in 2012 or later, options granted generally vest as follows: 25% of the shares vest on each anniversary of the vesting commencement date. Options granted generally expire 10 years from the date of grant. In order to compute the expected term for the four-year period immediately following our IPO, the Company elected to use the simplified method due to insufficient historical exercise data available to provide a reasonable basis upon which to estimate the expected term.
Expected Volatility
Authoritative accounting guidance on stock-based compensation indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. Adequate Company-specific data does not exist for this time period, due to the Company’s IPO in 2011. The volatility variable used is a benchmark of other comparable companies’ volatility rates.
Expected Dividend Yield
The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends on common stock under its credit facility.
Risk-Free Interest Rate
The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
Expected Forfeiture Rate
The Company estimates a forfeiture rate based on an analysis of our actual historical forfeitures along with future expectations and continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior and other factors at each period end. Under the true-up provisions of the authoritative guidance related to stock-based compensation, the Company will modify the expense if the actual forfeiture rate is different than what the Company estimated.

Changes in stock options issued are as follows:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	4,423,407	0.37 – 20.00	$13.07
Granted	638,326	8.50 – 16.06	$12.85
Exercised	(443,473)	0.37 – 11.99	$5.39
Forfeited	(633,821)	5.26 – 20.00	$14.33
Balance at December 31, 2012	3,984,439	0.37 – 20.00	$13.68
Granted	1,344,703	5.07 - 6.29	$5.33
Exercised	(43,719)	1.85 - 5.26	$3.98
Forfeited	(2,752,974)	5.33 - 20.00	$14.93
Balance at December 31, 2013	2,532,449	0.37 – 20.00	$8.06
Granted	410,164	7.45 - 9.11	$8.96
Exercised	(287,768)	5.26 - 8.06	$7.40
Forfeited	(805,232)	0.37 - 20.00	$9.91
Balance at December 31, 2014	1,849,613	0.37 – 20.00	$7.56	7.99	$4,905,051
Vested	605,667	0.37 – 20.00	$9.32	6.50	$1,605,908
Unvested	1,243,946	5.07 - 20.00	$6.70	8.71	$3,299,143
Exercisable as of December 31, 2014	605,667	0.37 – 20.00	$9.32	6.50	$1,605,908

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of Company’s common stock as of December 31, 2014.
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2014 was approximately $725,000, which was the difference between the exercise price of the underlying stock options awards and the fair value of the Company’s common stock on the date of exercise.
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
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2014:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2013	112,132	$12.42
Granted	7,042	$7.10
Vested	—	$—
Forfeited or Canceled	(112,132)	$12.27
Balance at December 31, 2014	7,042	$7.10	9.37
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2014:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2013	781,271	$5.28
Granted	443,852	$8.47
Vested	(209,116)	$5.50
Forfeited	(184,034)	$5.75
Balance at December 31, 2014	831,973	$6.83	8.97

14. Commitments and Contingencies
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

Year ending December 31:
2015	$528
2016	250
2017	—
2018	—
Total minimum sponsorship payments	$778
Future minimum payments under operating lease obligations are (in thousands):

Year ending December 31:
2015	$1,305
2016	523
2017	146
2018	11
2019	—
Thereafter	—
Total minimum lease payments	$1,985
Operating lease obligations primarily relate to the Company’s lease of office space in several countries with various expiration dates through 2017. The terms of these leases often include periods of free rent, or rent holidays and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis and has accrued for rent expense recorded but not paid. Rent expense for the years ended December 31, 2014, 2013 and 2012 totaled $1.9 million, $2.1 million and $1.9 million, respectively. Estimated sublease income of $211,000, $218,000 and $0 is expected to be received in 2015, 2016 and 2017, respectively.
Other contractual obligations consist of warehouse distribution services with the Company’s third party supply chain providers, which are (in thousands):

Year ending December 31:
2015	$1,753
2016	1,415
2017	197
2018	—
Total minimum other contractual obligations	$3,365
The Company has fully cancellable purchase orders none of which extend beyond one year.
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

15. Costs Associated with Exit or Disposal Activities
During the year ended December 31, 2014, the Company did not incur any material charges associated with exit or disposal activities, and the Company had no such liability as of December 31, 2014.
In June 2013, the Company announced plans to consolidate its marketing, creative, business development and legal departments as well as certain sales and international personnel to the Company’s headquarters in Park City, Utah and close the office in San Clemente, California. For the year ended December 31, 2013, the Company recorded expense of approximately $2,227,000, of which $1,304,000 related to severance, $588,000 in charges related to property and equipment expected to be disposed, $147,000 in charges associated with subleasing the former office space, and $188,000 related to relocation and professional service expenses. Expenses were recorded in selling, general and administrative expenses within the Domestic segment. All material charges associated with exit or disposal activities were settled during the year ended December 31, 2013, and the Company had no such liability remaining as of December 31, 2013.