Form 10-Q
period 2015-03-31
SKULLCANDY, INC.
filed 2015-05-08
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015 28,338,626 shares of the registrant’s common stock were outstanding.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$19,367	$21,623
Short-term investments	15,021	15,010
Total cash, cash equivalents, and short-term investments	34,388	36,633
Accounts receivable, net	45,369	74,358
Inventories, net	63,894	54,981
Prepaid expenses and other current assets	8,598	4,050
Current deferred tax assets	2,577	3,052
Total current assets	154,826	173,074
Property and equipment, net	14,773	12,911
Intangibles	8,469	8,814
Goodwill	13,867	13,867
Deferred financing fees	38	41
Non-current deferred tax assets	997	3,459
Total assets	$192,970	$212,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,787	$27,309
Accrued liabilities	11,924	29,161
Current deferred tax liability	712	184
Total current liabilities	41,423	56,654
Non-current deferred tax liability	1,342	1,418
Other non-current liabilities	922	557
Total liabilities	43,687	58,629
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	135,571	136,132
Accumulated other comprehensive loss	(485)	(625)
Retained earnings	57,051	60,781
Total stockholders’ equity	148,846	152,997
Noncontrolling interests	437	540
Total Skullcandy stockholders’ equity	149,283	153,537
Total liabilities and Skullcandy stockholders’ equity	$192,970	$212,166

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three months ended March 31,
	2015	2014
Net sales	$46,197	$39,080
Cost of goods sold	27,479	20,917
Gross profit	18,718	18,163
Selling, general and administrative expenses	22,366	22,080
Loss from operations	(3,648)	(3,917)
Other expense	995	170
Interest (income) expense	(16)	11
Loss before income taxes and noncontrolling interests	(4,627)	(4,098)
Income tax benefit	(793)	(706)
Net loss	(3,834)	(3,392)
Net income (loss) attributable to noncontrolling interests	(103)	71
Net loss attributable to Skullcandy, Inc.	$(3,731)	$(3,463)
Net loss per common share attributable to Skullcandy, Inc.
Basic	$(0.13)	$(0.12)
Diluted	(0.13)	(0.12)
Weighted average common shares outstanding
Basic	28,266,536	27,835,483
Diluted	28,266,536	27,835,483

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,834)	$(3,392)
Unrealized gain on foreign currency cash flow hedges, net of tax expense (benefit) of $132 and ($12) for the three months ended March 31, 2015 and 2014, respectively	264	50
Foreign currency translation adjustment	(124)	24
Comprehensive loss	(3,694)	(3,318)
Comprehensive income (loss) attributable to noncontrolling interests	(103)	71
Comprehensive loss attributable to Skullcandy, Inc.	$(3,591)	$(3,389)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(3,834)	$(3,392)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	2,593	2,260
Loss on disposal of property and equipment and intangible assets	64	689
Provision (benefit) for doubtful accounts	(258)	175
Deferred income taxes	1,604	1,003
Non-cash interest expense	2	12
Amortization of stock-based compensation expense	1,075	668
Changes in operating assets and liabilities:
Accounts receivable	28,885	20,821
Inventories	(9,261)	(2,518)
Prepaid expenses and other current assets	(298)	(2,141)
Accounts payable	(5,018)	(1,690)
Accrued liabilities	(16,516)	(6,300)
Net cash provided by operating activities	(962)	9,587
Investing activities
Purchase of property and equipment	(1,265)	(1,608)
Purchases of short-term investments	(11)	—
Net cash used in investing activities	(1,276)	(1,608)
Financing activities
Proceeds from exercise of stock options	292	1,728
Taxes paid related to net share settlement of equity awards	(272)	—
Income tax benefit (detriment) from stock option exercises	54	(274)
Net cash provided by (used in) financing activities	74	1,454
Effect of exchange rate changes on cash and cash equivalents	(92)	(103)
Net (decrease) increase in cash and cash equivalents	(2,256)	9,330
Cash and cash equivalents, beginning of period	21,623	38,835
Cash and cash equivalents, end of period	$19,367	$48,165
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$3,450	$1,294
Supplemental non-cash activities:
Purchases of property and equipment financed through accounts payable	$2,942	$—

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
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015. The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
The Company entered into a joint venture in Mexico on September 19, 2011. The Company has the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its condensed consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings (losses) of operations which are applicable to the other noncontrolling partner, have been classified as non-controlling interests in the accompanying condensed consolidated financial statements.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as well as the results of the Company's joint venture in Mexico. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. On April 1, 2015, the FASB voted to propose to defer the effective date of ASU 2014-09 by one year. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.
Consignment
        The Company sells products to customers through consignment arrangements and had approximately $568,000 and $634,000 of inventory consigned to others included in inventories at March 31, 2015 and December 31, 2014, respectively.

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

The short-term investments are primarily used to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade low risk income earning mutual funds, diversified among industries and individual issuers, that are predominantly U.S. dollar-denominated short-term debt securities.

As of March 31, 2015, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$15,051	$(30)	$15,021

The Company had immaterial unrealized gains and losses during the period. The Company also did not recognize any other-than-temporary impairment, proceeds, or realized gains or losses as of March 31, 2015.

At December 31, 2014 the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$15,040	$(30)	$15,010

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
The effective portion of the gain or loss on derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions effect earnings. Deferred gains or losses are reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally-forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

As a result of the Company's hedging program, the company recognized the following in the consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively (in thousands).

	Three months ended March 31,
	2015	2014
Total impact on net sales	$131	$(286)
Total impact on other income (expense)	245	42
	$376	$(244)
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
As of March 31, 2015, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	15	€8,030	$8,874
Sell GBP/Buy USD Forward Contract	15	£8,069	$12,143
	30		$21,017
These contracts have maturities of three months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014		March 31, 2015	March 31, 2014
Sell EUR/Buy USD Forward Contract	$264	$17	Net sales	$49	$(67)	Net sales	$—	$—
Sell GBP/Buy USD Forward Contract	163	(26)	Net sales	(19)	(60)	Net sales	—	—
	$427	$(9)		$30	$(127)		$—	$—

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) will be realized in the consolidated statements of operations within the next three months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities as well as certain forecasted sales. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions, are reflected in the accompanying consolidated statements of operations under the caption “Other expense” As of March 31, 2015, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value		Buy Notional Value
Sell EUR/Buy USD Forward Contract	1		€3,072	$3,349
Sell GBP/Buy USD Forward Contract	1		£1,342	$1,995
Sell CAD/Buy USD Forward Contract	10	C$	10,979	$8,680
Sell CHF/Buy USD Forward Contract	12	Fr.	2,895	$2,784
Sell MXN/Buy USD Forward Contract	13		$84,080	$5,478
Sell JPY/Buy USD Forward Contract	1		¥246,475	$2,070
	38			$24,356
These contracts generally have maturities of approximately one month from the trade date.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2015	2014
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$119	$305
Sell GBP/Buy USD Forward Contract	Net sales	(17)	(464)
Sell CAD/Buy USD Forward Contract	Net sales	1	—
Sell CHF/Buy USD Forward Contract	Selling, general, and administrative expenses	(1)	—
Sell MXN/Buy USD Forward Contract	Net sales	(2)	—
Sell JPY/Buy USD Forward Contract	Net sales	—	—
		$100	$(159)
Accounts receivable hedges
Sell EUR/Buy USD Forward Contract	Other income / (expense)	$168	$31
Sell GBP/Buy USD Forward Contract	Other income / (expense)	113	11
Sell CAD/Buy USD Forward Contract	Other income / (expense)	21	—
Sell CHF/Buy USD Forward Contract	Other income / (expense)	—	—
Sell MXN/Buy USD Forward Contract	Other income / (expense)	(40)	—
Sell JPY/Buy USD Forward Contract	Other income / (expense)	(17)	—
		$245	$42

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The impact of derivatives not designated as hedging instruments was substantially all offset by the remeasurement of the underlying on-balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$216	$—	$2	$—
Sell GBP/Buy USD Forward Contract	183	—	—	—
	$399	$—	$2	$—
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$44	$50	$—	$—
Sell GBP/Buy USD Forward Contract	6	7	—	2
Sell CAD/Buy USD Forward Contract	22		—
Sell CHF/Buy USD Forward Contract	—		1
Sell MXN/Buy USD Forward Contract	8		2
Sell JPY/Buy USD Forward Contract	14
	$94	$57	$3	$2
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

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2015 (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Fair Value Measurements at March 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$493	$—	$493
Cash equivalents - Money market funds	2,000	—	—	2,000
Debt mutual funds	—	15,021	—	15,021
Total assets	$2,000	$15,514	$—	$17,514

Liabilities:
Derivative financial instruments	—	5	—	5

There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2015.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(6) Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and trade accounts receivable. Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. Two customers accounted for a significant portion of sales for the periods presented, which are as follows:

	Three Months Ended March 31,
	2015	2014
Customer A	17.8%	14.0%
Customer B	*	11.0%
* Indicates less than 10% for the period
Customer A above accounted for 19% and 25% of the Company’s accounts receivable as of March 31, 2015 and December 31, 2014, respectively. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods. The Company maintains its cash and short-term investments at various financial institutions. At times the balances may exceed federally insured limits or may not be federally insured. The Company has not experienced any permanent losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
(7) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2014	$1,935	$7,168
Provision	(258)	2,773
Recoveries	247	—
Deductions	(34)	(5,142)
Balance, March 31, 2015	$1,890	$4,799
(8) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2014	$753
Warranty Claims	(231)
Warranty Costs Accrued	160
Balance at March 31, 2015	$682

(9) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	March 31, 2015	December 31, 2014
	(in thousands)
Cost:
Leasehold improvements	$3,097	$3,074
Furniture and fixtures	12,795	13,112
Other equipment	13,842	10,145
Computer equipment and software	7,865	7,596
Vehicles	210	253
	37,809	34,180
Less accumulated depreciation	(23,036)	(21,269)
Property and equipment, net	$14,773	$12,911
(10) Net loss per Share
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Numerator
Net loss attributable to Skullcandy, Inc.	$(3,731)	$(3,463)
Denominator
Weighted average common stock outstanding for basic net loss per common share	28,267	27,835
Effect of dilutive securities—unvested restricted stock and stock options	—	—
Weighted average common shares and dilutive securities outstanding	28,267	27,835

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options and restricted stock awards	1,102	1,914

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

The Company’s credit facility also contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $12 million in aggregate; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2 million in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. On April 7, 2015, the Company entered into a second amendment of its credit agreement to increase the Capital Expenditures limit to $19 million for fiscal year 2015, $23 million for fiscal year 2016 and $15 million for any fiscal year thereafter.

At March 31, 2015, the Company was in compliance with all applicable covenants in its credit facility.
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
As set forth below, prior periods have been restated to conform to the current presentation. Information related to the Company’s segments is as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net sales
Domestic	$31,062	$26,122
International	15,135	12,958
Consolidated net sales	$46,197	$39,080
Gross profit
Domestic	$12,266	$12,416
International	6,452	5,747
Consolidated gross profit	$18,718	$18,163
Income (loss) from operations
Domestic	$(4,826)	$(4,019)
International	1,178	102
Consolidated loss from operations	$(3,648)	$(3,917)

	March 31,	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$123,843	$140,176
International	69,127	71,990
Consolidated	$192,970	$212,166
Long-lived assets
Domestic	$15,710	$13,596
International	7,532	8,129
Consolidated	$23,242	$21,725
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
(13) Stock-Based Compensation
The Company has an incentive award plan that provides for the grant of incentive and nonqualified options to purchase the Company’s common stock, performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire ten years from the date of grant. The Company has recorded stock-based compensation expense on its PSUs as the Company believes that it is probable that the performance criteria will be met for the outstanding awards.
RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the three months ended March 31, 2015:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2014	1,849,613	0.37 – 20.00	7.56
Granted	304,819	10.58 - 10.94	10.65
Exercised	(42,177)	5.26 - 9.11	7.48
Canceled and forfeited	(1,010)	5.33	5.33
Balance at March 31, 2015	2,111,245	0.37 – 20.00	8.00	8.09	8,394,177
Vested and Exercisable	809,004	0.37 – 20.00	8.73	6.88	3,435,551
Unvested	1,302,241	5.07 – 20.00	7.55	8.84	4,958,625
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of March 31, 2015.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the three months ended March 31, 2015:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	7,042	$7.10
Granted	11,814	10.58
Vested	—	—
Forfeited	—	—
Balance at March 31, 2015	18,856	$9.28
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the three months ended March 31, 2015:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	831,973	$6.83
Granted	176,456	10.63
Vested	(86,029)	8.10
Forfeited	(11,388)	7.38
Balance at March 31, 2015	911,012	$7.44
Summary of Share-Based Compensation
The Company recorded share-based compensation expense related to awards of $1.1 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of share-based compensation as of March 31, 2015 was $7.0 million which is expected to be recognized over the weighted average remaining vesting period of 3.10 years.
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

Income tax benefit for the three months ended March 31, 2015 and 2014 was $793,000 and $706,000, respectively, or approximately 17.1% and 17.2% of pre-tax loss. The Company’s effective tax rate at March 31, 2015 will differ from the United States Federal Statutory rate of 34%, due to state taxes, permanent items, and lower tax rates associated with certain earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of March 31, 2015 and December 31, 2014, the Company had uncertain tax liabilities of $366,000 and $352,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements and the related notes included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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
We pioneered the distribution of headphones and audio products in specialty retailers focused on action sports and youth culture with hundreds of independent snow, skate and surf retailers. Through this channel we reach consumer influencers, individuals who help establish and maintain the credibility and authenticity of our brand. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big box retailers such as Best Buy, Dick’s Sporting Goods, AT&T Wireless, Target and Wal-Mart.
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
Segment Information
On June 30, 2014, we began certain organizational changes to align with how our Chief Operating Decision Makers ("CODM") review performance and make decisions in managing the Company. We manage our business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. We determined that the CODM is the Chief Executive Officer and the Chief Financial Officer, collectively. Our operating segments and reporting segments are the same. Historically, our segments were comprised of the North American and International segments, with the North America segment including sales to customers in Canada and Mexico. Currently, the Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment, therefore we believe that the best metric for segment performance is gross profit. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by the Company’s International operations. We operate exclusively in the consumer products category in which the Company develops and distributes headphones and other audio products. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance.
As set forth below, prior periods have been restated to conform to the current presentation. Information related to our segments is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net sales
Domestic	$31,062	$26,122
International	15,135	12,958
Consolidated net sales	$46,197	$39,080
Gross profit
Domestic	$12,266	$12,416
International	6,452	5,747
Consolidated gross profit	$18,718	$18,163
Income (loss) from operations
Domestic	$(4,826)	$(4,019)
International	1,178	102
Consolidated loss from operations	$(3,648)	$(3,917)

	March 31,	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$123,843	$140,176
International	69,127	71,990
Consolidated	$192,970	$212,166
Long-lived assets
Domestic	$15,710	$13,596
International	7,532	8,129
Consolidated	$23,242	$21,725
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

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
There are references to the impact of foreign currency fluctuations in the discussion of our results of operations. Currency fluctuations impact our financial position, operating results and cash flows. In the discussion that follows, results excluding this impact are referred to as being on a “currency neutral basis,” which assume the foreign exchange rates in effect for the three months ended March 31, 2014 were in effect for the three months ended March 31, 2015.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three Months Ended March 31,
	2015		2014
Net sales	$46,197	100.0%	$39,080	100.0%
Cost of goods sold	27,479	59.5%	20,917	53.5%
Gross profit	18,718	40.5%	18,163	46.5%
Selling, general and administrative expenses	22,366	48.4%	22,080	56.5%
Loss from operations	(3,648)	(7.9)%	(3,917)	(10.0)%
Other expense	995	2.2%	170	0.4%
Interest (income) expense	(16)	—%	11	—%
Loss before income taxes and noncontrolling interests	(4,627)	(10.0)%	(4,098)	(10.5)%
Provision (benefit) for income taxes	(793)	(1.7)%	(706)	(1.8)%
Net loss	(3,834)	(8.3)%	(3,392)	(8.7)%
Net income (loss) attributable to noncontrolling interests	(103)	(0.2)%	71	0.2%
Net loss attributable to Skullcandy, Inc.	$(3,731)	(8.1)%	$(3,463)	(8.9)%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net sales
The following table reflects our net sales for three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales
Domestic	$31,062	$26,122	$4,940	18.9%
International	15,135	12,958	2,177	16.8%
Total net sales	$46,197	$39,080	$7,117	18.2%
Total net sales increased 18.2%, or 21.3% on a currency neutral basis, primarily due to increased sales of audio gaming products across both segments. International net sales also increased primarily due to increased sales in China, India, Latin America, Japan and South Korea.
Gross profit and gross margin

The following table reflects our gross profit and gross margin for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Gross profit
Domestic	$12,266	$12,416	$(150)	(1.2)%
International	6,452	5,747	705	12.3%
Total gross profit	$18,718	$18,163	$555	3.1%

	Three Months Ended March 31,
	2015	2014	Basis Point Change
Gross margin %
Domestic %	39.5%	47.5%	(800)
International %	42.6%	44.4%	(180)
Total gross margin %	40.5%	46.5%	(600)
Total gross margin decreased across both segments primarily due to increased air-freight and warehousing expense to overcome West Coast port slowdowns, and product mix shift to gaming products which have lower margins partially driven by higher third party licensing and royalty costs, and foreign currency depreciation.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$22,366	$22,080	$286	1.3%
Selling, general and administrative expenses as a percent of net sales	48.4%	56.5%

The increase in SG&A expenses is primarily due to increases in demand creation and research and innovation expenses, partially offset by decreases in bad debt and professional fees. SG&A expenses decreased as a percentage of net sales due to continued focus on cost control efforts and lower proportional amounts of payroll and bad debt.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year; while also continuing to invest in increased amounts for research and development efforts.
Other Expense
Other expense was $995,000 and $170,000 for the three months ended March 31, 2015 and 2014, respectively, which related to foreign currency activities such as our hedging program and general strengthening of the U.S. dollar.
Interest Expense
Interest (income) expense was $(16,000) and $11,000 for the three months ended March 31, 2015 and 2014, respectively, which primarily includes income earned through short-term investments, the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes

The income tax benefit was $793,000 and $706,000 for the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate for the three months ended March 31, 2015 and 2014 was 17.1% and 17.2%, respectively.
Our effective tax rate may fluctuate significantly on a quarterly basis due to a variety of factors including our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Noncontrolling Interest
We have a joint venture in Mexico in to facilitate distribution and marketing of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended March 31, 2015 and 2014 consists of income (losses) from our Mexico joint venture that are attributable to the other partner in the joint venture.

Liquidity and Capital Resources
Our primary cash needs are working capital, including inventory purchases, and capital expenditures. Historically, we have generally funded these needs with operating cash flows. This source of liquidity may be impacted by fluctuations in demand for our products, ongoing investments in our infrastructure and expenditures on marketing and advertising.
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash and cash equivalents at beginning of period	$21,623	$38,835
Net cash provided by operating activities	(962)	9,587
Net cash used in investing activities	(1,276)	(1,608)
Net cash provided by (used in) financing activities	74	1,454
Effect of exchange rate changes on cash and cash equivalents	(92)	(103)
Cash and cash equivalents at end of period	$19,367	$48,165
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
For the three months ended March 31, 2015, net cash provided by operating activities was $(1.0) million and consisted of a net loss of $3.8 million, less $2.2 million of working capital and other activities, offset by increases of $5.1 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $28.9 million, decreases in accounts payable of $5.0 million and accrued liabilities of $16.5 million, offset by increases in prepaid expenses and other current assets of $0.3 million, and increase in inventory of $9.3 million.
For the three months ended March 31, 2014, net cash provided by operating activities was $9.6 million and consisted of a net loss of $3.4 million, offset by $4.8 million of non-cash items, plus $8.2 million of working capital and other activities. Working capital and other activities consisted primarily of a decrease in accounts receivable of $20.8 million, an increase in prepaid expenses and other current assets of $2.1 million, offset by an increase in inventory of $2.5 million and a decrease in accounts payable of$1.7 million and accrued liabilities of $6.3 million.
Net Cash Used in Investing Activities. Net cash used in investing activities relates to capital expenditures. Net cash used in investing activities was $1.3 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively.
Net Cash Provided by (Used in) Financing Activities. Net cash provided by (used in) financing activities primarily related to proceeds from the exercise of stock options and taxes paid related to net share settlement of equity awards for the three months ended March 31, 2015. Net cash provided by financing activities primarily related to proceeds from exercise of stock options for the three months ended March 31, 2014.
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

Our credit facility also contains certain financial covenants and other restrictions that limit the our ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $12 million in aggregate; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2,000,000 in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit our ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions. On April 7, 2015, we entered into a second amendment of the credit agreement to increase the Capital Expenditures limit to $19 million for fiscal year 2015, $23 million for fiscal year 2016 and $15 million for any fiscal year thereafter.

At March 31, 2015, we were in compliance with all applicable covenants in our credit facility.
Contractual obligations
In the three months ended March 31, 2015, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2014.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.
Critical Accounting Policies and Estimates
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At March 31, 2015, we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At March 31, 2015, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended March 31, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
Foreign Currency Risk
In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and expenses of our international subsidiaries that are denominated in currencies other than their functional currencies. Currency exchange rates fluctuations may also disrupt the business of the contract manufacturers and independent distributors. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our consolidated statement of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars.
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
During the first quarter of 2015, the Company has focused its foreign currency risk hedging program on:

•	a portion of certain forecasted net sales denominated in GBP, EUR, CAD, and MXN;

•	certain monetary assets and liabilities of its foreign domiciled subsidiaries denominated in GBP, EUR, CAD, JPY, MXN, and CNY; and

•	a portion of its exposure to CHF denominated forecasted operating expenses estimated to be incurred by its Skullcandy International GmbH subsidiary.
From a U.S. GAAP accounting perspective, the Company has elected to: (i) apply hedge accounting treatment to hedging instruments entered into in connection with certain forecasted net sales denominated in GBP and EUR; and (ii) not apply hedge accounting to all other aforementioned hedging instruments, but rather mark changes in value related to those hedging instruments through earnings.
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of March 31, 2015 and December 31, 2014 was an net asset of $488,000 and $55,000, respectively. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be $898,000 as of March 31, 2015, and immaterial as of December 31, 2014. If adjustments for credit risk were to be included, the decrease would be smaller. Furthermore, a 10% change in U.S. dollar exchange rates in effect at March 31, 2015, would cause a translation adjustment change in consolidated net assets of approximately $356,000.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective to provide reasonable assurance at the end of the period.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and all fraud. While our disclosure controls and procedures are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Skullcandy, Inc. have been detected. Based upon management's evaluation, we concluded that our disclosure controls and procedures related to financial reporting of certain deferred income tax accounts were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
As of March 31, 2015, we are in the process of remediating the material weakness over financial reporting of certain deferred income tax accounts, however the material weakness cannot be considered remediated until the deficient controls have been tested for effectiveness. During the period, we enhanced our review controls to ensure the proper determination of the effect on deferred income tax accounts from certain share-based compensation award activity and believe these enhancements sufficiently address the material weakness.
Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.

We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015. There have been no material changes to the risks discussed in our 2014 10-K, other than those outlined below.

We May Be Adversely Affected by Currency Exchange Rate Fluctuations
A growing percentage of our net revenues is derived from markets outside the U.S. Our international businesses operate in functional currencies other than the U.S. dollar. Products sold by our international businesses and the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries and our manufacturers. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our net revenues, margins and operating results. Currency exchange rate fluctuations may also disrupt the business of the contract manufacturers from which we source our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition. While our hedging program is focused on currency risk exposures on a portion of certain forecasted net sales, monetary assets and liability of our foreign subsidiaries, and a portion of forecasted operating expenses at our Skullcandy International GmbH subsidiary, we cannot provide assurance that our hedging program will be successful in minimizing exposures to foreign currency fluctuations.
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

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: May 7, 2015	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)