Form 10-Q
period 2015-06-30
SKULLCANDY, INC.
filed 2015-08-07
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015 28,432,483 shares of the registrant’s common stock were outstanding, par value of $0.0001.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,701	$21,623
Short-term investments	7,503	15,010
Total cash, cash equivalents, and short-term investments	19,204	36,633
Accounts receivable, net	54,589	74,358
Inventories, net	61,177	54,981
Prepaid expenses and other current assets	8,786	4,050
Current deferred tax assets	2,586	3,052
Total current assets	146,342	173,074
Property and equipment, net	14,411	12,911
Intangibles	8,124	8,814
Goodwill	13,867	13,867
Deferred financing fees	36	41
Non-current deferred tax assets	1,387	3,459
Total assets	$184,167	$212,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,007	$27,309
Accrued liabilities	12,323	29,161
Current deferred tax liabilities	610	184
Total current liabilities	30,940	56,654
Non-current deferred tax liabilities	1,266	1,418
Other non-current liabilities	1,033	557
Total liabilities	33,239	58,629
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	136,668	136,132
Accumulated other comprehensive loss	(1,089)	(625)
Retained earnings	58,268	60,781
Total stockholders’ equity	150,556	152,997
Noncontrolling interests	372	540
Total Skullcandy stockholders’ equity	150,928	153,537
Total liabilities and Skullcandy stockholders’ equity	$184,167	$212,166

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$57,994	$53,861	$104,191	$92,941
Cost of goods sold	33,155	29,632	60,633	50,549
Gross profit	24,839	24,229	43,558	42,392
Selling, general and administrative expenses	23,814	22,928	46,179	45,008
Income (loss) from operations	1,025	1,301	(2,621)	(2,616)
Other (income) expense	(111)	(375)	884	(205)
Interest expense (income)	5	181	(11)	192
Income (loss) before income taxes and noncontrolling interests	1,131	1,495	(3,494)	(2,603)
Income tax benefit	(19)	(85)	(813)	(791)
Net income (loss)	1,150	1,580	(2,681)	(1,812)
Net income (loss) attributable to noncontrolling interests	(65)	8	(168)	79
Net income (loss) attributable to Skullcandy, Inc.	$1,215	$1,572	$(2,513)	$(1,891)
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.04	$0.06	$(0.09)	$(0.07)
Diluted	$0.04	$0.06	$(0.09)	$(0.07)
Weighted average common shares outstanding
Basic	28,380,271	28,041,146	28,326,190	27,940,219
Diluted	28,952,158	28,506,538	28,326,190	27,940,219

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,150	$1,580	$(2,681)	$(1,812)
Unrealized (loss) gain on foreign currency cash flow hedges, net of tax expense (benefit) of $355 and $213 for the three and six months ended June 30, 2015 and $0 and ($8) for the three and six months ended June 30, 2014, respectively	(640)	63	(385)	113
Unrealized gain on short-term investments, net of tax expense (benefit) of $2 and ($8) for the three and six months ended June 30, 2015	4	—	15	—
Foreign currency translation adjustment	33	(1)	(94)	(25)
Comprehensive income (loss)	547	1,642	(3,145)	(1,724)
Comprehensive income (loss) attributable to noncontrolling interests	(65)	8	(168)	79
Comprehensive income (loss) attributable to Skullcandy, Inc.	$612	$1,634	$(2,977)	$(1,803)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(2,681)	$(1,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	5,230	4,615
Loss on disposal of property and equipment and intangible assets	64	690
Provision for doubtful accounts	11	716
Deferred income taxes	2,720	754
Non-cash interest expense	5	184
Amortization of stock-based compensation expense	2,055	1,415
Foreign currency remeasurement loss (gain)	550	(25)
Changes in operating assets and liabilities:
Accounts receivable	19,394	13,014
Inventories	(6,531)	(10,519)
Prepaid expenses and other current assets	(5,191)	(1,315)
Accounts payable	(9,484)	3,293
Accrued liabilities	(17,969)	(3,890)
Net cash provided by (used in) operating activities	(11,827)	7,120
Investing activities
Purchase of property and equipment	(5,807)	(3,297)
Proceeds from sales of short-term investments	7,514	—
Net cash provided by (used in) investing activities	1,707	(3,297)
Financing activities
Proceeds from exercise of stock options	358	1,728
Taxes paid related to net share settlement of equity awards	(245)	—
Income tax benefit (detriment) from share based compensation	95	(316)
Net cash provided by financing activities	208	1,412
Effect of exchange rate changes on cash and cash equivalents	(10)	(5)
Net (decrease) increase in cash and cash equivalents	(9,922)	5,230
Cash and cash equivalents, beginning of period	21,623	38,835
Cash and cash equivalents, end of period	$11,701	$44,065
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income tax	$3,725	$1,365
Supplemental non-cash activities:
Purchases of property and equipment financed through accounts payable	$329	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business
Skullcandy, Inc., a Delaware corporation (the "Company"), is the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. The Company designs, markets and distributes audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL brands. The Company launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. The Company's products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide, including the Company's websites at www.skullcandy.com and www.astrogaming.com. The Company offers a wide array of styles and price points and is expanding into complementary audio products and categories such as sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license the Skullcandy brand and enhance audio quality.
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014, and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015. The December 31, 2014 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP, for complete financial statements.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB decided to defer the effective date of its new revenue standard by one year. It is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, and early adoption is permitted with the originally proposed effective date for reporting periods beginning after December 15, 2016. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Consignment
        The Company sells products to customers through consignment arrangements and had approximately $397,000 and $634,000 of inventory consigned to others included in inventories, net at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$7,526	$(23)	$7,503

During the six months ended June 30, 2015, the Company sold $7.5 million of its short-term investments and recognized an immaterial amount of realized losses. The Company also did not recognize any other-than-temporary impairment, proceeds, or realized gains or losses as of June 30, 2015, and does not expect any other-than-temporary impairments in future periods.

At December 31, 2014 the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$15,040	$(30)	$15,010

(4) Financial Derivatives and Hedging Activities
As part of the Company’s overall risk management practices, the Company enters into financial derivatives primarily designed to either hedge foreign currency risks associated with forecasted international sales transactions – “cash flow hedges”; or to mitigate the impact that changes in currency exchange rates have on balance sheet monetary assets and liabilities – “foreign currency hedges.”
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The effective portion of the gain or loss on derivative instruments designated and qualifying for hedge accounting is deferred in other comprehensive income. Any ineffectiveness in these designated hedging relationships is recognized in current period earnings. Similarly, the changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated hedging relationships are reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument were to no longer qualify for hedge accounting or it becomes probable that the originally-forecasted hedged transactions will not occur, then hedge accounting would cease and the related change in fair value of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments.

Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. The Company’s derivative transactions are subject to master netting arrangements. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk.
As a result of the Company's hedging program, the Company recognized the following in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total impact on net sales	$13	$(129)	$146	$(256)
Total impact on other income (expense)	(139)	(44)	104	(3)
	$(126)	$(173)	$250	$(259)
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
The effective portion of changes in the fair value of derivatives designated as qualifying cash flow hedges of foreign exchange risk, is deferred as a component of accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings as net sales in the period in which the hedged forecasted sales transactions effect earnings. The ineffective portion, if any, of the changes in fair value of derivatives designated as cash flow hedges are recognized directly to earnings and reflected as net sales in the accompanying condensed consolidated statements of operations.
As of June 30, 2015, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	18	€7,676	$8,388
Sell GBP/Buy USD Forward Contract	18	£8,240	$12,526
	36		$20,914
These contracts have maturities of 12 months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Sell EUR/Buy USD Forward Contract	$(275)	$(55)	Net sales	$130	$(47)	Net sales	$(1)	$—
Sell GBP/Buy USD Forward Contract	(604)	(74)	Net sales	(11)	(86)	Net sales	(2)	—
	$(879)	$(129)		$119	$(133)		$(3)	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six months ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Sell EUR/Buy USD Forward Contract	$(10)	$(38)	Net sales	$180	$(114)	Net sales	$(1)	$—
Sell GBP/Buy USD Forward Contract	(436)	(100)	Net sales	(31)	(147)	Net sales	(2)	—
	$(446)	$(138)		$149	$(261)		$(3)	$—

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) will be realized in the consolidated statements of operations over the next twelve months and the amount will vary depending on market rates.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities as well as certain other forecasted sales. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions (for derivatives hedging monetary assets and liabilities), are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of June 30, 2015, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value		Buy Notional Value
Sell EUR/Buy USD Forward Contract	2		€2,949		$3,292
Sell GBP/Buy USD Forward Contract	2		£1,716		$2,694
Sell CAD/Buy USD Forward Contract	11	C$	11,172		$8,933
Sell USD/CHF USD Forward Contract	12		$2,937	Fr.	2,801
Sell MXN/Buy USD Forward Contract	13		$88,217		$5,659
Sell JPY/Buy USD Forward Contract	1		¥267,494		$2,160
Sell CNY/Buy USD Forward Contract	1		¥34,220		$5,580
	42
These contracts generally have maturities of within the next twelve months.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(21)	$22	$99	$22
Sell GBP/Buy USD Forward Contract	Net sales	(82)	(17)	(99)	(18)
Sell CAD/Buy USD Forward Contract	Other income (expense)	(69)	—	(69)	—
Sell CHF/Buy USD Forward Contract	Other income (expense)	100	—	100	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	62	—	59	—
Sell JPY/Buy USD Forward Contract	Other income (expense)	—	—	—	—
		$(10)	$5	$90	$4
Monetary asset and liability hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$(91)	$(15)	$77	$16
Sell GBP/Buy USD Forward Contract	Other income (expense)	(141)	(29)	(27)	(19)
Sell CAD/Buy USD Forward Contract	Other income (expense)	(54)	—	(33)	—
Sell CHF/Buy USD Forward Contract	Other income (expense)	—	—	—	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	66	—	26	—
Sell JPY/Buy USD Forward Contract	Other income (expense)	50	—	33	—
Sell CNY/Buy USD Forward Contract	Other income (expense)	(62)	—	(62)	—
		$(232)	$(44)	$14	$(3)

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The impact of monetary asset and liability hedges not designated as hedging instruments was substantially all offset by the remeasurement of the underlying balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$1	$—	$192	$—
Sell GBP/Buy USD Forward Contract	3	—	410	—
	$4	$—	$602	$—
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$6	$50	$3	$—
Sell GBP/Buy USD Forward Contract	6	7	6	2
Sell CAD/Buy USD Forward Contract	52		54
Sell CHF/Buy USD Forward Contract	88		—
Sell MXN/Buy USD Forward Contract	82		—
Sell JPY/Buy USD Forward Contract	—	—	27	—
Sell CNY/Buy USD Forward Contract	—		8
	$234	$57	$98	$2
The amounts set forth in the table above represent the gross asset or liability. These derivatives are subject to master netting agreements giving effect to rights of offset with each counterparty. Taking into consideration this right of offset, the derivatives are in a net liability position of $462,000 as of June 30, 2015 and a net asset position of $55,000 as of December 31, 2014.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$238	$—	$238
Cash equivalents - Money market funds	31	—	—	31
Debt mutual funds	—	7,503	—	7,503
Total assets	$31	$7,741	$—	$7,772

Liabilities:
Derivative financial instruments	—	700	—	700

There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the three months ended June 30, 2015.
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
Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. Two customers accounted for a significant portion of sales for the periods presented, which are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Customer A	13.0%	13.8%	15.1%	13.9%
Customer B	11.2%	*	*	*
* Indicates less than 10% for the period
Customer A above accounted for 13% and 25% of the Company’s accounts receivable as of June 30, 2015 and December 31, 2014, respectively. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods.

(7) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2014	$1,935	$7,168
Provision	11	8,943
Recoveries	247	—
Deductions	(519)	(11,251)
Balance, June 30, 2015	$1,674	$4,860
(8) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2014	$753
Warranty Claims	(395)
Warranty Costs Accrued	274
Balance at June 30, 2015	$632

(9) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	June 30, 2015	December 31, 2014
	(in thousands)
Cost:
Leasehold improvements	$3,139	$3,074
Furniture and fixtures	16,369	13,112
Other equipment	11,177	10,145
Computer equipment and software	8,844	7,596
Vehicles	210	253
	39,739	34,180
Less accumulated depreciation	(25,328)	(21,269)
Property and equipment, net	$14,411	$12,911
(10) Net income (loss) per Share
Basic net income (loss) per common share is computed by dividing the net loss attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income (loss) per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional common shares would be anti-dilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$1,215	$1,572	$(2,513)	$(1,891)
Denominator
Weighted average common stock outstanding for basic net income (loss) per common share	28,380	28,041	28,326	27,940
Effect of dilutive securities—unvested restricted stock and stock options	572	466	—	—
Weighted average common shares and dilutive securities outstanding	28,952	28,507	28,326	27,940

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options and restricted stock awards	1,144	1,968	1,123	1,968

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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The credit facility required the Company to be in compliance with specified affirmative financial covenants, including (a) total liabilities divided by tangible net worth not greater than 1.0 to 1.0 as of the last day of each fiscal quarter; (b) current ratio not less than 2.00 to 1.00 as of the last day of each fiscal quarter; (c) and EBITDA coverage ratio of not less than 2.0 to 1.0 as of the last day of each fiscal quarter.

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

At June 30, 2015, the Company was in compliance with all applicable covenants in its credit facility.
(12) Segments
The Company manages its business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers ("CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that the CODM is the Chief Executive Officer and the Chief Financial Officer, collectively. The Company's operating segments and reporting segments are the same. Historically, the Company's segments were comprised of the North America and International segments, with the North America segment including sales to customers in Canada and Mexico. Currently, the Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated for segment reporting purposes, therefore the Company believes that the best metric for segment performance is gross profit. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico (through the Company’s joint venture), and all other geographic areas outside the United States that are served by the Company’s International operations. The Company primarily operates in the consumer products category in which the Company develops and distributes headphones and other audio products. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance.
Information related to the Company’s segments is as follows:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net sales
Domestic	$41,341	$39,458	$72,404	$65,581
International	16,653	14,403	31,787	27,360
Consolidated net sales	$57,994	$53,861	$104,191	$92,941
Gross profit
Domestic	$18,172	$17,519	$30,438	$29,934
International	6,667	6,710	13,120	12,458
Consolidated gross profit	$24,839	$24,229	$43,558	$42,392
Income (loss) from operations
Domestic	$1,012	$1,062	$(3,813)	$(2,956)
International	13	239	1,192	340
Consolidated income (loss) from operations	$1,025	$1,301	$(2,621)	$(2,616)

	June 30,	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$112,936	$140,176
International	71,231	71,990
Consolidated	$184,167	$212,166
Long-lived assets
Domestic	$15,347	$13,596
International	7,188	8,129
Consolidated	$22,535	$21,725
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
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

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2015:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2014	1,849,613	0.37 – 20.00	7.56
Granted	304,819	10.58 - 10.94	10.65
Exercised	(41,232)	5.26 - 9.11	7.53
Canceled and forfeited	(16,272)	5.33 - 11.99	8.25
Balance at June 30, 2015	2,096,928	0.37 – 20.00	8.00	7.86	2,904,079
Vested and Exercisable	812,384	0.37 – 20.00	8.83	6.67	1,366,472
Unvested	1,284,544	5.07 – 12.42	7.48	8.61	1,537,607
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of June 30, 2015.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the six months ended June 30, 2015:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	7,042	$7.10
Granted	11,814	10.58
Vested	—	—
Forfeited	—	—
Balance at June 30, 2015	18,856	$9.28
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the six months ended June 30, 2015:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	831,973	$6.83
Granted	290,700	9.82
Vested	(169,205)	7.58
Forfeited	(14,171)	7.64
Balance at June 30, 2015	939,297	$7.59
Summary of Share-Based Compensation
The Company recorded share-based compensation expense related to awards of $2.1 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively. Share-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of share-based compensation as of June 30, 2015 was $7.0 million which is expected to be recognized over the weighted average remaining vesting period of 2.77 years.
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

Income tax benefit for the three months ended June 30, 2015 and 2014 was $19,000 and $85,000, respectively, or approximately 1.7% and 5.7% of pre-tax income. The Company was able to recognize a benefit during the three months ended June 30, 2015 because of favorable discrete items relating to a completed research and development study, as well as a higher annual effective tax rate in the three months ended June 30, 2015 than in three months ended March 31, 2015. Both pre-tax income and the effective rate decreased for the three months ended June 30, 2015. The decrease in rate was mostly due to a $355,000 discrete item for Kungsbacka impairment in Q2 2014. The Company’s effective tax rate at June 30, 2015 differs from the United States Federal Statutory rate of 34%, due to permanent items and different tax rates associated with earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes

Income tax benefit for the six months ended June 30, 2015 and 2014 was $813,000 and $791,000, respectively, or approximately 23.3% and 30.4% of pre-tax loss. The Company’s effective tax rate at June 30, 2015 differs from the United States Federal Statutory rate of 34%, due to permanent items and different tax rates associated with earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of June 30, 2015 and December 31, 2014, the Company had uncertain tax liabilities of $477,000 and $352,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

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
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 13, 2015 and Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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
Information related to our segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net sales
Domestic	$41,341	$39,458	$72,404	$65,581
International	16,653	14,403	31,787	27,360
Consolidated net sales	$57,994	$53,861	$104,191	$92,941
Gross profit
Domestic	$18,172	$17,519	$30,438	$29,934
International	6,667	6,710	13,120	12,458
Consolidated gross profit	$24,839	$24,229	$43,558	$42,392
Income (loss) from operations
Domestic	$1,012	$1,062	$(3,813)	$(2,956)
International	13	239	1,192	340
Consolidated income (loss) from operations	$1,025	$1,301	$(2,621)	$(2,616)

	June 30,	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$112,936	$140,176
International	71,231	71,990
Consolidated	$184,167	$212,166
Long-lived assets
Domestic	$15,347	$13,596
International	7,188	8,129
Consolidated	$22,535	$21,725
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

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
There are references to the impact of foreign currency fluctuations in the discussion of our results of operations. Currency fluctuations impact our financial position, operating results and cash flows. In the discussion that follows, results excluding this impact are referred to as being on a “currency neutral basis,” which assume, for certain items, the foreign exchange rates in effect for the three months ended June 30, 2015 were in effect for the three months ended June 30, 2014.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Net sales	$57,994	100.0%	$53,861	100.0%	$104,191	100.0%	$92,941	100.0%
Cost of goods sold	33,155	57.2%	29,632	55.0%	60,633	58.2%	50,549	54.4%
Gross profit	24,839	42.8%	24,229	45.0%	43,558	41.8%	42,392	45.6%
Selling, general and administrative expenses	23,814	41.1%	22,928	42.6%	46,179	44.3%	45,008	48.4%
Income (loss) from operations	1,025	1.8%	1,301	2.4%	(2,621)	(2.5)%	(2,616)	(2.8)%
Other (income) expense	(111)	(0.2)%	(375)	(0.7)%	884	0.8%	(205)	(0.2)%
Interest expense (income)	5	—%	181	0.3%	(11)	—%	192	0.2%
Income (loss) before income taxes and noncontrolling interests	1,131	2.0%	1,495	2.8%	(3,494)	(3.4)%	(2,603)	(2.8)%
Provision (benefit) for income taxes	(19)	—%	(85)	(0.2)%	(813)	(0.8)%	(791)	(0.9)%
Net income (loss)	1,150	2.0%	1,580	2.9%	(2,681)	(2.6)%	(1,812)	(1.9)%
Net income (loss) attributable to noncontrolling interests	(65)	(0.1)%	8	—%	(168)	(0.2)%	79	0.1%
Net income (loss) attributable to Skullcandy, Inc.	$1,215	2.1%	$1,572	2.9%	$(2,513)	(2.4)%	$(1,891)	(2.0)%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Net sales
The following table reflects our net sales for three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
	2015	2014	$ Change	% Change
Net sales
Domestic	$41,341	$39,458	$1,883	4.8%
International	16,653	14,403	2,250	15.6%
Total net sales	$57,994	$53,861	$4,133	7.7%
Total net sales increased 7.7%, or 10.0% on a currency neutral basis, primarily due to increased sales of audio gaming products across both segments. International net sales also increased primarily due to increased sales in Japan, China, Australia and India.

Gross profit and gross margin
The following table reflects our gross profit and gross margin for the three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
	2015	2014	$ Change	% Change
Gross profit
Domestic	$18,172	$17,519	$653	3.7%
International	6,667	6,710	(43)	(0.6)%
Total gross profit	$24,839	$24,229	$610	2.5%

	Three months ended June 30,
	2015	2014	Basis Point Change
Gross margin %
Domestic %	44.0%	44.4%	(40)
International %	40.0%	46.6%	(660)
Total gross margin %	42.8%	45.0%	(220)
Total gross margin decreased across both segments primarily due to increased warehousing expense and product mix shift to gaming products which have lower margins partially driven by higher third party licensing and royalty costs, and declines in foreign currencies in our International segment.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$23,814	$22,928	$886	3.9%
Selling, general and administrative expenses as a percent of net sales	41.1%	42.6%

The increase in SG&A expenses is primarily due to increases in demand creation and research and innovation expenses, depreciation, and intellectual property related expenses, partially offset by decreases in bad debt and personnel expenses. SG&A expenses decreased as a percentage of net sales due to continued focus on cost control efforts and lower proportional amounts of payroll and bad debt.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year; while also continuing to invest in increased amounts for research and development efforts.
Other Income
Other income was $111,000 and $375,000 for the three months ended June 30, 2015 and 2014, respectively, which related to foreign currency activities such as our hedging program and general currency fluctuations compared to the U.S. dollar.

Interest Expense
Interest expense was $5,000 and $181,000 for the three months ended June 30, 2015 and 2014, respectively, which primarily includes income earned through short-term investments, the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $19,000 and $85,000 for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended June 30, 2015 and 2014 was 1.7% and 5.7%, respectively. The Company was able to recognize a benefit in Q2 because of favorable discrete items relating to a completed research and development study, as well as a higher annual effective tax rate in Q2 than in Q1. Both pre-tax income and the effective rate decreased for the three months ended June 30, 2015. The decrease in rate was mostly due to a $355,000 discrete item for Kungsbacka impairment in the second quarter of 2014.
Our effective tax rate may fluctuate significantly on a quarterly basis due to a variety of factors including our levels of taxable income in the countries with lower statutory tax rates versus countries with higher statutory tax rates, which is difficult to predict.
Noncontrolling Interest
We have a joint venture in Mexico to facilitate distribution and marketing of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the three months ended June 30, 2015 and 2014 consists of income (losses) from our Mexico joint venture that is attributable to the other partner in the joint venture.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Net sales
The following table reflects our net sales for six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014	$ Change	% Change
Net sales
Domestic	$72,404	$65,581	$6,823	10.4%
International	31,787	27,360	4,427	16.2%
Total net sales	$104,191	$92,941	$11,250	12.1%
Total net sales increased 12.1%, or 15.0% on a currency neutral basis, primarily due to increased sales of audio gaming products across both segments. International net sales also increased primarily due to increased sales in China, and to a lesser extent, India, Japan and Australia.

Gross profit and gross margin
The following table reflects our gross profit and gross margin for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014	$ Change	% Change
Gross profit
Domestic	$30,438	$29,934	$504	1.7%
International	13,120	12,458	662	5.3%
Total gross profit	$43,558	$42,392	$1,166	2.8%

	Six months ended June 30,
	2015	2014	Basis Point Change
Gross margin %
Domestic %	42.0%	45.6%	(360)
International %	41.3%	45.5%	(420)
Total gross margin %	41.8%	45.6%	(380)
Total gross margin decreased across both segments primarily due to increased air-freight and warehousing expense to overcome West Coast port slowdowns, and product mix shift to gaming products which have lower margins partially driven by higher third party licensing and royalty costs, and declines in foreign currencies in our International segment.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$46,179	$45,008	$1,171	2.6%
Selling, general and administrative expenses as a percent of net sales	44.3%	48.4%

The increase in SG&A expenses is primarily due to increases in demand creation and research and innovation expenses, partially offset by decreases in bad debt and professional fees. SG&A expenses decreased as a percentage of net sales due to continued focus on cost control efforts and lower proportional amounts of payroll and bad debt.
Other Expense
Other expense (income) was $884,000 and $(205,000) for the six months ended June 30, 2015 and 2014, respectively, which related to foreign currency activities such as our hedging program and general strengthening of the U.S. dollar.
Interest Expense
Interest (income) expense was $(11,000) and $192,000 for the six months ended June 30, 2015 and 2014, respectively, which primarily includes income earned through short-term investments, the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes

The income tax benefit was $813,000 and $791,000 for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate for the six months ended June 30, 2015 and 2014 was 23.3% and 30.4%, respectively. The decrease in rate in 2015 is due to an increased benefit and loss in 2015, favorable discrete items for a completed research and development study, as well as a higher estimated annual effective tax rate in 2015 than in 2014.

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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Six months ended June 30,
	2015	2014
Cash and cash equivalents at beginning of period	$21,623	$38,835
Net cash provided by (used in) operating activities	(11,827)	7,120
Net cash provided by (used in) investing activities	1,707	(3,297)
Net cash provided by financing activities	208	1,412
Effect of exchange rate changes on cash and cash equivalents	(10)	(5)
Cash and cash equivalents at end of period	$11,701	$44,065
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
For the six months ended June 30, 2015, net cash used in operating activities was $(11.8) million and consisted of a net loss of $2.7 million, less $19.8 million of working capital and other activities, offset by increases of $10.1 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $19.4 million, decreases in accounts payable of $9.5 million and accrued liabilities of $18.0 million, offset by increases in prepaid expenses and other current assets of $5.2 million, and increase in inventory of $6.5 million. The increase in cash used in operating activities is primarily due to the implementation of accelerated payment programs with certain contract manufacturers. As a result, our accounts payable and accrued liabilities decreased significantly. We expect to realize product cost discounts and gross margin benefits in the future as a result of such accelerated payment programs. This is an optional program and can be discontinued at our discretion. Our accounts payable, accrued liabilities, and inventories were at increased levels at December 31, 2014 due to West Coast Port delays and contingency planning.

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
Net Cash Provided by (Used in) Investing Activities. Net cash provided by (used in) investing activities relates to capital expenditures for in-store displays and proceeds from sale of our short-term investments. Net cash provided by (used in) investing activities was $1.7 million and $(3.3) million for the six months ended June 30, 2015 and 2014, respectively.
Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily related to proceeds from the exercise of stock options and taxes paid related to net share settlement of equity awards for the six months ended June 30, 2015. Net cash provided by financing activities primarily related to proceeds from exercise of stock options for the six months ended June 30, 2014.
We believe that our cash, cash equivalents, short-term investments and available borrowings under our credit facility will be sufficient to meet our capital requirements for at least the next twelve months.
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

At June 30, 2015, we were in compliance with all applicable covenants in our credit facility.
Contractual obligations
In the three and six months ended June 30, 2015, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2014.
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
At June 30, 2015, we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At June 30, 2015, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended June 30, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

Foreign Currency Risk
In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and expenses of our international subsidiaries that are denominated in currencies other than their functional currencies. Currency exchange rates fluctuations may also disrupt the business of the contract manufacturers and independent distributors. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our consolidated statement of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our Europe business because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars.
We use various foreign currency exchange contracts as part of our overall strategy to manage the level of exposure to the risk of fluctuations in foreign currency exchange rates. For those derivative contracts that can qualify for hedge accounting, we may elect to designate the derivative as a hedge of the identified exposure. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for entering into various hedge transactions. We identify in this documentation the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and indicate how the hedging instrument is expected to hedge the risks related to the hedged item. We formally measure effectiveness of our hedging relationships both at the hedge inception and on a quarterly basis in accordance with our risk management policy. Derivatives that do not qualify for hedge accounting but are used by management to mitigate exposure to currency risks are recorded at fair value with corresponding gains or losses recognized in earnings. We enter into forward exchange and other derivative contracts with major banks and are exposed to foreign currency credit losses in the event of nonperformance by these banks. We anticipate, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, we do not obtain collateral or other security to support the contracts.
During the first and second quarters of 2015, the Company has focused its foreign currency risk hedging program on:

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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of June 30, 2015 and December 31, 2014 was a net liability of $462,000 and a net asset of $55,000, respectively. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be $1,458,000 as of June 30, 2015, and immaterial as of December 31, 2014. If adjustments for credit risk were to be included, the decrease would be smaller. Furthermore, a 10% change in U.S. dollar exchange rates in effect at June 30, 2015, would cause a translation adjustment change in consolidated net assets of approximately $429,000.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to provide reasonable assurance at the end of the period.
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
Changes in Internal Control Over Financial Reporting
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 a material weaknesss related to insufficient review controls to ensure the proper determination of the effect on deferred income tax accounts from certain share-based compensation award activity. During the six months ended June 30, 2015, we enhanced our review controls to ensure the proper determination of the effect on deferred income tax accounts from certain share-based compensation award activity and tested these controls as part of our first and second quarter 2015 financial processes. As a result, the material weakness has been sufficiently remediated.
Other than described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015. There have been no material changes to the risks discussed in our 2014 10-K and our Q1 2015 10-Q.
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

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: August 7, 2015	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)