Form 10-Q
period 2015-09-30
SKULLCANDY, INC.
filed 2015-11-09
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015 28,530,493 shares of the registrant’s common stock were outstanding, par value of $0.0001.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,354	$21,623
Short-term investments	3,541	15,010
Total cash, cash equivalents, and short-term investments	13,895	36,633
Accounts receivable, net	65,471	74,358
Inventories, net	62,478	54,981
Prepaid expenses and other current assets	7,628	4,050
Current deferred tax assets	4,163	3,052
Total current assets	153,635	173,074
Property and equipment, net	14,624	12,911
Intangibles	7,778	8,814
Goodwill	13,867	13,867
Deferred financing fees	34	41
Non-current deferred tax assets	1,390	3,459
Total assets	$191,328	$212,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,700	$27,309
Accrued liabilities	18,713	29,161
Current deferred tax liabilities	524	184
Total current liabilities	34,937	56,654
Non-current deferred tax liabilities	1,288	1,418
Other non-current liabilities	1,008	557
Total liabilities	37,233	58,629
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	137,583	136,132
Accumulated other comprehensive loss	(960)	(625)
Retained earnings	60,567	60,781
Total stockholders’ equity	153,899	152,997
Noncontrolling interests	196	540
Total Skullcandy stockholders’ equity	154,095	153,537
Total liabilities and Skullcandy stockholders’ equity	$191,328	$212,166

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except share and per share information)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$67,168	$58,055	$171,359	$150,996
Cost of goods sold	39,615	31,731	100,249	82,280
Gross profit	27,553	26,324	71,110	68,716
Selling, general and administrative expenses	24,471	22,741	70,651	67,749
Income from operations	3,082	3,583	459	967
Other expense	261	934	1,144	729
Interest (income) expense	(1)	(9)	(12)	183
Income (loss) before income taxes and noncontrolling interests	2,822	2,658	(673)	55
Income tax expense (benefit)	697	507	(116)	(284)
Net income (loss)	2,125	2,151	(557)	339
Net income (loss) attributable to noncontrolling interests	(176)	45	(344)	124
Net income (loss) attributable to Skullcandy, Inc.	$2,301	$2,106	$(213)	$215
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.08	$0.07	$(0.01)	$0.01
Diluted	$0.08	$0.07	$(0.01)	$0.01
Weighted average common shares outstanding
Basic	28,477,595	28,135,731	28,375,055	28,005,875
Diluted	28,754,262	28,487,657	28,375,055	28,424,555

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,125	$2,151	$(557)	$339
Unrealized gain on foreign currency cash flow hedges, net of tax expense (benefit) of $226 and $13 for the three and nine months ended September 30, 2015 and $61 and ($79) for the three and nine months ended September 30, 2014, respectively	408	539	23	650
Change in unrecognized actuarial loss, net of tax benefit of $2 and $2 for the three and nine months ended September 30, 2015 and 2014, respectively	(12)	—	(12)	—
Unrealized gain on short-term investments, net of tax expense (benefit) of $5 and ($4) for the three and nine months ended September 30, 2015	8	—	23	—
Foreign currency translation adjustment	(276)	44	(94)	123
Comprehensive income (loss)	2,253	2,734	(617)	1,112
Comprehensive income (loss) attributable to noncontrolling interests	(176)	45	(344)	124
Comprehensive income (loss) attributable to Skullcandy, Inc.	$2,429	$2,689	$(273)	$988
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$(557)	$339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	8,002	7,020
Loss on disposal of property and equipment and intangible assets	64	690
Provision for doubtful accounts	311	618
Deferred income taxes	843	(2,419)
Non-cash interest expense	7	186
Amortization of stock-based compensation expense	3,178	2,591
Foreign currency remeasurement loss	1,594	382
Changes in operating assets and liabilities:
Accounts receivable	7,600	3,865
Inventories	(8,289)	(24,191)
Prepaid expenses and other current assets	(4,189)	(2,286)
Accounts payable	(10,485)	17,133
Accrued liabilities	(12,428)	1,421
Net cash (used in) provided by operating activities	(14,349)	5,349
Investing activities
Purchase of property and equipment	(8,206)	(5,766)
Purchases of short-term investments	—	(15,000)
Proceeds from sales of short-term investments	11,488	—
Net cash provided by (used in) investing activities	3,282	(20,766)
Financing activities
Debt issuance costs	—	(5)
Proceeds from exercise of stock options	359	1,777
Taxes paid related to net share settlement of equity awards	(462)	—
Income tax benefit (detriment) from share based compensation	135	(394)
Net cash provided by financing activities	32	1,378
Effect of exchange rate changes on cash and cash equivalents	(234)	(78)
Net decrease in cash and cash equivalents	(11,269)	(14,117)
Cash and cash equivalents, beginning of period	21,623	38,835
Cash and cash equivalents, end of period	$10,354	$24,718
Supplemental disclosure of cash flow information:
Cash paid for income tax	$3,779	$1,430
Supplemental non-cash activities:
Purchases of property and equipment financed through accounts payable	$627	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business
Skullcandy, Inc., a Delaware corporation (the "Company"), is the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. The Company designs, markets and distributes audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL brands. The Company launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. The Company's products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide, including the Company's websites at www.skullcandy.com and www.astrogaming.com. The Company offers a wide array of styles and price points and is expanding into complementary audio products and categories such as sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license the Skullcandy brand.
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position, results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
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
Certain prior period amounts have been reclassified to conform with current presentation.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB decided to defer the effective date of its new revenue standard by one year. It is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, and early adoption is permitted with the originally proposed effective date for reporting periods beginning after December 15, 2016. Entities may use a full retrospective approach or report the cumulative effect as of

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

the date of adoption. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.
Consignment
        The Company sells products to certain customers through consignment arrangements and had approximately $620,000 and $634,000 of inventory consigned to others included in inventories, net at September 30, 2015 and December 31, 2014, respectively.

(3) Investments

In general, the majority of short-term investments have a maturity at the date of purchase within one year. Investments with maturities from one to five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest (income) expense in the consolidated statements of operations. The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest (income) expense in the consolidated statements of operations.

The short-term investments are primarily used to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade low risk income earning mutual funds, diversified among industries and individual issuers, that are predominantly U.S. dollar-denominated short-term debt securities.

As of September 30, 2015, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$3,552	$(11)	$3,541

During the nine months ended September 30, 2015, the Company sold $11.5 million of its short-term investments and recognized an insignicificant amount of realized losses. The Company also did not recognize any other-than-temporary impairment, proceeds, or realized gains or losses as of September 30, 2015, and does not expect any significant other-than-temporary impairments in future periods.

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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
As a result of the Company's hedging program, the Company recognized the following in the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total impact on net sales	$(211)	$201	$(66)	$(56)
Total impact on other income (expense)	880	129	985	127
	$669	$330	$919	$71
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
As of September 30, 2015, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	15	€3,949	$4,354
Sell GBP/Buy USD Forward Contract	15	£7,270	$11,124
	30		$15,478
These contracts have maturities of 12 months or less.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Sell EUR/Buy USD Forward Contract	$(7)	$421	Net sales	$(103)	$52	Net sales	$—	$—
Sell GBP/Buy USD Forward Contract	402	253	Net sales	(136)	21	Net sales	—	—
	$395	$674		$(239)	$73		$—	$—

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Nine months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Nine months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Nine months ended
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Sell EUR/Buy USD Forward Contract	$(17)	$383	Net sales	$77	$(62)	Net sales	$(1)	$—
Sell GBP/Buy USD Forward Contract	(34)	153	Net sales	(167)	(126)	Net sales	(2)	—
	$(51)	$536		$(90)	$(188)		$(3)	$—

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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities as well as certain other forecasted sales. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions (for derivatives hedging monetary assets and liabilities), are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of September 30, 2015, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value		Buy Notional Value
Sell EUR/Buy USD Forward Contract	14		€1,846		$2,067
Sell GBP/Buy USD Forward Contract	2		£2,184		$3,313
Sell CAD/Buy USD Forward Contract	13	C$	10,812		$8,264
Sell CHF/Buy USD Forward Contract	13		$3,180	Fr.	3,026
Sell MXN/Buy USD Forward Contract	13		$86,386		$5,212
Sell JPY/Buy USD Forward Contract	1		¥291,284		$2,430
Sell CNY/Buy USD Forward Contract	1		¥43,930		$6,840
	57
These contracts generally have maturities of within the next twelve months.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(19)	$73	$80	$95
Sell GBP/Buy USD Forward Contract	Net sales	47	55	(53)	37
Sell CAD/Buy USD Forward Contract	Other income (expense)	269	—	200	—
Sell CHF/Buy USD Forward Contract	Other income (expense)	(138)	—	(38)	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	154	—	214	—
Sell JPY/Buy USD Forward Contract	Other income (expense)	—	—	—	—
		$313	$128	$403	$132
Monetary asset and liability hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$(33)	$76	$44	$92
Sell GBP/Buy USD Forward Contract	Other income (expense)	102	53	74	35
Sell CAD/Buy USD Forward Contract	Other income (expense)	284	—	252	—
Sell CHF/Buy USD Forward Contract	Other income (expense)	—	—	—	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	198	—	224	—
Sell JPY/Buy USD Forward Contract	Other income (expense)	(48)	—	(15)	—
Sell CNY/Buy USD Forward Contract	Other income (expense)	92	—	30	—
		$595	$129	$609	$127

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
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$2	$—	$72	$—
Sell GBP/Buy USD Forward Contract	159	—	28	—
	$161	$—	$100	$—
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$7	$50	$29	$—
Sell GBP/Buy USD Forward Contract	10	7	1	2
Sell CAD/Buy USD Forward Contract	177		12
Sell CHF/Buy USD Forward Contract	—		50
Sell MXN/Buy USD Forward Contract	155		18
Sell JPY/Buy USD Forward Contract	1	—	—	—
Sell CNY/Buy USD Forward Contract	—		49
	$350	$57	$159	$2
The amounts set forth in the table above represent the gross asset or liability. These derivatives are subject to master netting agreements giving effect to rights of offset with each counterparty. Taking into consideration this right of offset, the derivatives are in a net asset position of $252,000 as of September 30, 2015 and a net asset position of $55,000 as of December 31, 2014.
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
Level 3—unobservable inputs.

The majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The fair value of these financial instruments was determined using the following levels of inputs as of September 30, 2015 (in thousands):

	Fair Value Measurements at September 30, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$511	$—	$511
Cash equivalents - Money market funds	1,000	—	—	1,000
Debt mutual funds	—	3,541	—	3,541
Total assets	$1,000	$4,052	$—	$5,052

Liabilities:
Derivative financial instruments	—	259	—	259

There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the three months ended September 30, 2015.
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
Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. One customer accounted for a significant portion of sales for the periods presented, which are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to customer	18.5%	17.4%	16.4%	15.2%
The customer above accounted for 17% and 25% of the Company’s accounts receivable as of September 30, 2015 and December 31, 2014, respectively. No other customer accounted for greater than 10% of the Company's accounts receivable for the presented periods.

(7) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2014	$1,935	$7,168
Provision	304	19,145
Recoveries	247	—
Deductions	(925)	(19,397)
Balance, September 30, 2015	$1,561	$6,916
(8) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2014	$753
Warranty claims	(601)
Warranty costs accrued	530
Balance at September 30, 2015	$682

(9) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	September 30, 2015	December 31, 2014
	(in thousands)
Cost:
Leasehold improvements	$3,246	$3,074
Furniture and fixtures	17,148	13,112
Other equipment	12,800	10,145
Computer equipment and software	8,903	7,596
Vehicles	206	253
	42,303	34,180
Less accumulated depreciation	(27,679)	(21,269)
Property and equipment, net	$14,624	$12,911
(10) Net Income (Loss) per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net income (loss) per common share attributable to Skullcandy, Inc. reflects the effects of potentially dilutive securities, which consist of unvested restricted stock and stock options.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$2,301	$2,106	$(213)	$215
Denominator
Weighted average common stock outstanding for basic net income (loss) per common share	28,478	28,136	28,375	28,006
Effect of dilutive securities—unvested restricted stock and stock options	572	352	—	419
Weighted average common shares and dilutive securities outstanding	28,754	28,488	28,375	28,425

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options and restricted stock awards	1,779	1,416	1,316	1,416
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The credit facility required the Company to be in compliance with specified affirmative financial covenants, including: (a) total liabilities divided by tangible net worth not greater than 1.0 to 1.0 as of the last day of each fiscal quarter; (b) current ratio not less than 2.00 to 1.00 as of the last day of each fiscal quarter; and (c) EBITDA coverage ratio of not less than 2.0 to 1.0 as of the last day of each fiscal quarter.

The Company’s credit facility was amended April 7, 2015 and contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: (a) make fixed asset purchases greater than $19 million in aggregate for fiscal year 2015, $23 million for fiscal year 2016, and $15 million for any fiscal year thereafter; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2 million in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions.

At September 30, 2015, the Company was in compliance with all applicable covenants in its credit facility.
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
Information related to the Company’s segments is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net sales
Domestic	$46,976	$38,521	$119,380	$104,102
International	20,192	19,534	51,979	46,894
Consolidated net sales	$67,168	$58,055	$171,359	$150,996
Gross profit
Domestic	$20,044	$17,185	$50,478	$47,120
International	7,509	9,139	20,632	21,596
Consolidated gross profit	$27,553	$26,324	$71,110	$68,716
Income (loss) from operations
Domestic	$1,388	$397	$(2,428)	$(2,559)
International	1,694	3,186	2,887	3,526
Consolidated income from operations	$3,082	$3,583	$459	$967

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$117,229	$140,176
International	74,099	71,990
Consolidated	$191,328	$212,166
Long-lived assets
Domestic	$15,300	$13,596
International	7,102	8,129
Consolidated	$22,402	$21,725
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
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
RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the nine months ended September 30, 2015:

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2014	1,849,613	0.37 – 20.00	7.56
Granted	349,729	7.25 - 10.94	10.21
Exercised	(50,404)	5.26 - 9.11	7.13
Canceled and forfeited	(20,557)	5.33 - 11.99	7.64
Balance at September 30, 2015	2,128,381	0.37 – 20.00	8.00	7.65	584,425
Vested and Exercisable	898,313	0.37 – 20.00	8.53	6.57	428,769
Unvested	1,230,068	5.07 – 12.42	7.62	8.44	155,656
(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of September 30, 2015.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the nine months ended September 30, 2015:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	7,042	$7.10
Granted	11,814	10.58
Vested	—	—
Forfeited	—	—
Balance at September 30, 2015	18,856	$9.28
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the nine months ended September 30, 2015:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2014	831,973	$6.83
Granted	296,525	9.76
Vested	(285,156)	6.69
Forfeited	(15,568)	7.78
Balance at September 30, 2015	827,774	$7.59
Summary of Share-Based Compensation
The Company recorded share-based compensation expense related to awards of $1.1 million and $1.2 million, and $3.2 million and $2.6 million for the three and nine months ended September 30, 2015 and 2014, respectively. Share-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of share-based compensation as of September 30, 2015 was $6.1 million which is expected to be recognized over the weighted average remaining vesting period of 2.60 years.
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

Income tax expense for the three months ended September 30, 2015 and 2014 was $697,000 and $507,000, respectively, or approximately 24.7% and 19.1% of pre-tax income. The effective tax rate increased for the three months ended September 30, 2015 primarily due to proportionately lower levels of income in countries with lower statutory tax rates and losses in our joint-venture entity that are excluded from income tax expense due to a valuation allowance that was in effect for the current period. The Company’s effective tax rate for the three months ended September 30, 2015 differs from the United States Federal Statutory rate of 35%, due to permanent items and different tax rates associated with earnings from the Company's operations in Switzerland and other foreign jurisdictions. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

Income tax benefit for the nine months ended September 30, 2015 and 2014 was $116,000 and $284,000, respectively, or approximately (17.2%) and (516.4%) of pre-tax income (loss). The Company’s effective tax rate for the nine months ended September 30, 2015 differs from the United States Federal Statutory rate of 35%, due to an increased benefit and loss in 2015, favorable discrete items for a completed research and development study, as well as a higher estimated annual effective tax rate in 2015 than in 2014 due to greater projected income in higher tax jurisdictions.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of September 30, 2015 and December 31, 2014, the Company had uncertain tax liabilities of $301,000 and $352,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

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
Overview
We are the original lifestyle and performance audio brand inspired by the creativity and irreverence of youth culture. We design, market and distribute audio and gaming headphones, earbuds, speakers and other accessories under the Skullcandy, Astro Gaming and 2XL brands. We launched in 2003 and quickly became an international audio brand by bringing innovation, bold color, character and performance to an otherwise monochromatic audio space. Our products are sold and distributed through a variety of channels in the U.S. and approximately 80 countries worldwide. We offer a wide array of styles and price points and are expanding into complementary audio products and categories such as sports performance, women's and wireless offerings, as well as partnerships with leading manufacturers to license our brand.
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
Information related to our segments is as follows:

	Three months ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net sales
Domestic	$46,976	$38,521	$119,380	$104,102
International	20,192	19,534	51,979	46,894
Consolidated net sales	$67,168	$58,055	$171,359	$150,996
Gross profit
Domestic	$20,044	$17,185	$50,478	$47,120
International	7,509	9,139	20,632	21,596
Consolidated gross profit	$27,553	$26,324	$71,110	$68,716
Income (loss) from operations
Domestic	$1,388	$397	$(2,428)	$(2,559)
International	1,694	3,186	2,887	3,526
Consolidated income from operations	$3,082	$3,583	$459	$967

	September 30,	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$117,229	$140,176
International	74,099	71,990
Consolidated	$191,328	$212,166
Long-lived assets
Domestic	$15,300	$13,596
International	7,102	8,129
Consolidated	$22,402	$21,725
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

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
There are references to the impact of foreign currency fluctuations in the discussion of our results of operations. Currency fluctuations impact our financial position, operating results and cash flows. In the discussion that follows, results excluding this impact are referred to as being on a “currency neutral basis,” which assume, for certain items, the foreign exchange rates in effect for the three months ended September 30, 2015 were in effect for the three months ended September 30, 2014.
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented (in thousands):

	Three months ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net sales	$67,168	100.0%	$58,055	100.0%	$171,359	100.0%	$150,996	100.0%
Cost of goods sold	39,615	59.0%	31,731	54.7%	100,249	58.5%	82,280	54.5%
Gross profit	27,553	41.0%	26,324	45.3%	71,110	41.5%	68,716	45.5%
Selling, general and administrative expenses	24,471	36.4%	22,741	39.2%	70,651	41.2%	67,749	44.9%
Income from operations	3,082	4.6%	3,583	6.2%	459	0.3%	967	0.6%
Other expense	261	0.4%	934	1.6%	1,144	0.7%	729	0.5%
Interest (income) expense	(1)	—%	(9)	—%	(12)	—%	183	0.1%
Income (loss) before income taxes and noncontrolling interests	2,822	4.2%	2,658	4.6%	(673)	(0.4)%	55	—%
Provision (benefit) for income taxes	697	1.0%	507	0.9%	(116)	(0.1)%	(284)	(0.2)%
Net income (loss)	2,125	3.2%	2,151	3.7%	(557)	(0.3)%	339	0.2%
Net income (loss) attributable to noncontrolling interests	(176)	(0.3)%	45	0.1%	(344)	(0.2)%	124	0.1%
Net income (loss) attributable to Skullcandy, Inc.	$2,301	3.4%	$2,106	3.6%	$(213)	(0.1)%	$215	0.1%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Net sales
The following table reflects our net sales for three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
	2015	2014	$ Change	% Change
Net sales
Domestic	$46,976	$38,521	$8,455	21.9%
International	20,192	19,534	658	3.4%
Total net sales	$67,168	$58,055	$9,113	15.7%
Total net sales increased 15.7%, or 19.5% on a currency neutral basis, primarily due to increased sales of audio, gaming and wireless products across both segments. International net sales also increased primarily due to increased sales in India, Australia, and China, partially offset by declines in Europe and Canada.

Gross profit and gross margin
The following table reflects our gross profit and gross margin for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
	2015	2014	$ Change	% Change
Gross profit
Domestic	$20,044	$17,185	$2,859	16.6%
International	7,509	9,139	(1,630)	(17.8)%
Total gross profit	$27,553	$26,324	$1,229	4.7%

	Three months ended September 30,
	2015	2014	Basis Point Change
Gross margin %
Domestic %	42.7%	44.6%	(190)
International %	37.2%	46.8%	(960)
Total gross margin %	41.0%	45.3%	(430)
Total gross margin decreased across both segments primarily due to product mix shift to lower margin wireless products, the continued increase of gaming products sales, significant declines in foreign currencies in our International segment, and increased sales of aged inventory at our International segment. Gaming products typically have lower margins which are partially driven by higher third party licensing and royalty costs.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$24,471	$22,741	$1,730	7.6%
Selling, general and administrative expenses as a percent of net sales	36.4%	39.2%

The increase in SG&A expenses is primarily due to increases in personnel expenses, demand creation and research and innovation expenses, and in-store display depreciation. SG&A expenses decreased as a percentage of net sales due to higher increased sales and a continued focus on cost control efforts and lower proportional amounts of payroll.
We expect to continue to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing and demand creation efforts at the same level or higher compared to the same quarter of the prior year; while also continuing to invest in increased amounts for research and development efforts.
Other Expense (Income)
Other expense (income) was $261,000 and $934,000 for the three months ended September 30, 2015 and 2014, respectively, which includes net expenses related to our hedging program and foreign currency expense activities and general currency fluctuations compared to the U.S. dollar.

Interest Income
Interest income was $1,000 and $9,000 for the three months ended September 30, 2015 and 2014, respectively, which primarily includes income earned through short-term investments, partially offset by the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes
The income tax expense was $697,000 and $507,000 for the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the three months ended September 30, 2015 and 2014 was 24.7% and 19.1%, respectively. The effective tax rate increased for the three months ended September 30, 2015 primarily due to proportionately lower levels of income in countries with lower statutory tax rates and losses in our joint-venture entity that are excluded from income tax expense due to a valuation allowance that was in effect for the current period.
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
Noncontrolling interest for the three months ended September 30, 2015 and 2014 consists of income (losses) of $(176,000) and $45,000, respectively, from our Mexico joint venture that is attributable to the other partner in the joint venture.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net sales
The following table reflects our net sales for nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales
Domestic	$119,380	$104,102	$15,278	14.7%
International	51,979	46,894	5,085	10.8%
Total net sales	$171,359	$150,996	$20,363	13.5%
Total net sales increased 13.5%, or 16.4% on a currency neutral basis, primarily due to increased sales of audio, wireless, and gaming products across both segments. International net sales also increased primarily due to increased sales in China and Australia, and to a lesser extent, India and Japan.

Gross profit and gross margin
The following table reflects our gross profit and gross margin for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Gross profit
Domestic	$50,478	$47,120	$3,358	7.1%
International	20,632	21,596	(964)	(4.5)%
Total gross profit	$71,110	$68,716	$2,394	3.5%

	Nine Months Ended September 30,
	2015	2014	Basis Point Change
Gross margin %
Domestic %	42.3%	45.3%	(300)
International %	39.7%	46.1%	(640)
Total gross margin %	41.5%	45.5%	(400)
Total gross margin decreased across both segments primarily due to increased air-freight and warehousing expense to overcome West Coast port slowdowns, product mix shift to lower margin wireless products, and the continued increase of gaming products sales and significant declines in foreign currencies in our International segment. Gaming products typically have lower margins which are partially driven by higher third party licensing and royalty costs.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$70,651	$67,749	$2,902	4.3%
Selling, general and administrative expenses as a percent of net sales	41.2%	44.9%

The increase in SG&A expenses is primarily due to increases in demand creation and research and innovation expenses, in-store display depreciation, partially offset by decreases in bad debt. SG&A expenses decreased as a percentage of net sales due to increased sales and a continued focus on cost control efforts and lower proportional amounts of payroll and bad debt.
Other Expense (Income)
Other expense (income) was $1.1 million and $729,000 for the nine months ended September 30, 2015 and 2014, respectively, which includes net expenses related to our hedging program and foreign currency expense activities and general currency fluctuations compared to the U.S. dollar.
Interest (Income) Expense

Interest (income) expense was $(12,000) and $183,000 for the nine months ended September 30, 2015 and 2014, respectively, which primarily includes income earned through short-term investments, partially offset by the amortization of deferred financing fees, and unused line fees associated with our credit facility. The increase in interest (income) was due to write downs of deferred financing fees in conjunction with debt modifications that occurred during the nine months ended September 30, 2014.
Income Taxes
The income tax benefit was $116,000 and $284,000 for the nine months ended September 30, 2015 and 2014, respectively. Our effective tax rate for the nine months ended September 30, 2015 and 2014 was 17.2% and 516.4%, respectively. The decrease in rate in 2015 is due to an increased benefit and loss in 2015, favorable discrete items for a completed research and development study, as well as a higher estimated annual effective tax rate in 2015 than in 2014.
Noncontrolling Interest
We have a joint venture in Mexico to facilitate distribution and marketing of our products in Mexico. We own a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the nine months ended September 30, 2015 and 2014 consists of income (losses) of $(344,000) and $124,000, respectively, from our Mexico joint venture that is attributable to the other partner in the joint venture.

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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents at beginning of period	$21,623	$38,835
Net cash provided by (used in) operating activities	(14,349)	5,349
Net cash provided by (used in) investing activities	3,282	(20,766)
Net cash provided by financing activities	32	1,378
Effect of exchange rate changes on cash and cash equivalents	(234)	(78)
Cash and cash equivalents at end of period	$10,354	$24,718
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
For the nine months ended September 30, 2015, net cash used in operating activities was $(14.3) million and consisted of a net loss of $0.6 million, less $27.8 million of working capital and other activities, offset by increases of $12.4 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $7.6 million, decreases in accounts payable of $10.5 million and accrued liabilities of $12.4 million, offset by increases in prepaid expenses and other current assets of $4.2 million, and increase in inventory of $8.3 million. The increase in cash used in operating activities is primarily due to the implementation of accelerated payment programs with certain contract manufacturers. As a result, for example, our accounts payable decreased significantly. We expect to realize product cost discounts and gross margin benefits in the future as a result of such accelerated payment programs. This is an optional program and can be discontinued at our discretion. Our accounts payable, accrued liabilities, and inventories were at increased levels at December 31, 2014 due to West Coast Port delays and contingency planning.

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
Net Cash Provided by (Used in) Investing Activities. Net cash provided by (used in) investing activities relates to capital expenditures for in-store displays and proceeds from sale of our short-term investments. Net cash provided by (used in) investing activities was $3.3 million and $(20.8) million for the nine months ended September 30, 2015 and 2014, respectively.
Net Cash Provided by Financing Activities. Net cash provided by financing activities primarily related to proceeds from the exercise of stock options and taxes paid related to net share settlement of equity awards for the nine months ended September 30, 2015. Net cash provided by financing activities primarily related to proceeds from exercise of stock options for the nine months ended September 30, 2014.
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

Our credit facility was amended April 7, 2015 and contains certain financial covenants and other restrictions that limit the our ability, among other things, to: (a) make fixed asset purchases greater than $19 million in aggregate for fiscal year 2015, $23 million for fiscal year 2016, and $15 million for any fiscal year thereafter; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2,000,000 in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit our ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions.

At September 30, 2015, we were in compliance with all applicable covenants in our credit facility.
Contractual obligations
In the three and nine months ended September 30, 2015, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2014.
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
At September 30, 2015, we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At September 30, 2015, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended September 30, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.

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
During 2015, the Company has focused its foreign currency risk hedging program on:

•	a portion of certain forecasted net sales denominated in GBP, EUR, CAD, and MXN;

•	certain monetary assets and liabilities of its foreign domiciled subsidiaries; and

•	a portion of its exposure to CHF denominated forecasted operating expenses estimated to be incurred by its Skullcandy International GmbH subsidiary.
From a U.S. GAAP accounting perspective, the Company has elected to: (i) apply hedge accounting treatment to hedging instruments entered into in connection with certain forecasted net sales denominated in GBP and EUR; and (ii) not apply hedge accounting to all other aforementioned hedging instruments, but rather mark changes in value related to those hedging instruments through earnings.
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of September 30, 2015 and December 31, 2014 was a net asset of $252,000 and a net asset of $55,000, respectively. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would be $70,000 as of September 30, 2015, and immaterial as of December 31, 2014. If adjustments for credit risk were to be included, the decrease would be smaller. Furthermore, a 10% change in U.S. dollar exchange rates in effect at September 30, 2015, would cause a translation adjustment change in consolidated net assets of approximately $385,000.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
We are subject to various claims, complaints and legal actions in the normal course of business from time to time. We do not believe we have any currently pending litigation for which the outcome could have a material adverse effect on our operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015 and Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 7, 2015. There have been no significant changes to the risks discussed in our 2014 10-K or our Form 10-Q for the quarter ended March 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit

10.1	Form of Lease Agreement dated as of August 19, 2015 between Boyer Snyderville 2, L.C. and Skullcandy, Inc.

10.2	Form of Expansion Space Agreement dated as of August 19, 2015 between Boyer Snyderville Junction L.C. and Skullcandy, Inc.

10.3	Form of Work Letter dated as of August 19, 2015 between Boyer Synderville 2, L.C. and Skullcandy, Inc.

10.4	Lease Addendum No.8 between Cottonwood Newpark One, L.C. and Skullcandy, Inc.

10.5	Lease Addendum No.9 between Cottonwood Newpark One, L.C. and Skullcandy, Inc.

10.6	Form of Lease Agreement dated September 29, 2015 between 140 Partners, L.P. and Skullcandy, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: November 6, 2015	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)