Form 10-K
period 2015-12-31
SKULLCANDY, INC.
filed 2016-03-04
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate value of the registrants common stock held by non-affiliates was approximately $166,613,792.
As of February 29, 2016, there were 28,548,378 shares of the registrant’s common stock, par value $0.0001, outstanding.
__________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

SKULLCANDY, INC.
ANNUAL REPORT ON FORM 10-K
For Fiscal Year Ended December 31, 2015

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
Overview
Skullcandy, Inc. creates world-class audio experiences through its Skullcandy® and Astro Gaming® brands. Founded at the intersection of music, sports, technology and creative culture, Skullcandy brand creates world-class audio and gaming products for the risk takers, innovators, and pioneers who inspire us all to live life at full volume. From new innovations in the science of sound and human potential, to collaborations with up-and-coming musicians and athletes, Skullcandy lives by its mission to inspire life at full volume through forward-thinking technologies and ideas, and leading edge design and materialization. Astro Gaming creates premium video gaming equipment for professional gamers, leagues, and gaming enthusiasts. Astro Gaming was founded in the pits of competitive gaming and has become synonymous with pinnacle gaming experiences. Skullcandy and Astro Gaming products are sold and distributed through a variety of channels around the world from the Company’s global locations in Park City, San Francisco, London, Tokyo, Zurich, Mexico City, and Shanghai, as well as through partners in some of the most important culture, sports, and gaming hubs in the world. The Skullcandy brand website can be found at http://www.skullcandy.com. The Astro Gaming website can be found at http://www.astrogaming.com.

We were incorporated in Delaware in 2003. Our principal executive offices are located at 1441 West Ute Boulevard, Suite 250, Park City, Utah 84098, and our telephone number is (435) 940-1545. Our principal website address is www.skullcandy.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this report.
Corporate Information
This annual report on Form 10-K contains references to our trademarks Skullcandy® and Astro Gaming®. All other trademarks or trade names referred to in this annual report are the property of their respective owners.
Our Competitive Strengths
We believe the following strengths differentiate us from our competitors.
Leading, Authentic Lifestyle Brand
Skullcandy fuses music, art, fashion and sports, all of which permeate youth culture, into our products. The Skullcandy brand symbolizes a fun, young and irreverent lifestyle combined with creativity for an active consumer. Astro Gaming lives at the epicenter of technology, lifestyle and design in the video gaming arena.
Brand Authenticity Reinforced Through High Impact Ambassadors

Skullcandy was one of the first headphone brands to work with leading athletes, DJs, musicians, artists and events within sports and the indie and hip-hop music genres. We partner with leading athletes such as NBA all-star Kyrie Irving, three-time world champion surfer Mick Fanning, legendary snowboarder Travis Rice, X-Games gold medalists Mark McMorris and Silje Norendal, international skateboarders Eric Koston and Sean Malto as well as NFL great Stevie Johnson and numerous other musicians, athletes and youth culture influencers. Astro Gaming is the leader in premium gaming audio and partners with industry influencers such as Naded, TmarTn, Scuf Gaming and Redbull eSports. These ambassadors and partners embody our brands and also provide us with trend and product ideas.
Track Record of Innovation
Skullcandy was founded on innovation and we have significant product and innovation capabilities with our in-house product development and advanced concepts engineering team, or ACE. Skullcandy's leading proprietary innovations include the following: Crusher technology which recreates the experience of feeling soundwaves at a live concert, and being more immersed through tactile vibrations in all forms of entertainment such as television, movies and gaming; Sticky Gel and Fix technologies, which provide ultra-secure fit and comfort designed so earbuds "never fall out"; and Off-Axis technology, which provides for enhanced sound quality and fit. We focus on disruptive innovations that change how our constantly connected influencer consumer experiences audio entertainment. We have also engineered and incorporated Skullcandy Supreme Sound, our proprietary and patent-pending audio profile, into our product designs. Astro Gaming developed the TR series A40 headset and mixamp. The headset ships as an open backed audio system with cloth ear cushions, open audio speaker tags and a uni-directional mic. For a closed backed, noise isolated system, we sell a TR A40 MOD kit that comes with leather ear cushions, silicone overmolded tags that seal the headset audio ports and a bi-directional microphone that cancels out background noise. While the Mixamp ships specifically tuned for an open audio system, it also supports a closed back audio configuration with downloadable profiles that can be installed through our Audio Command Center software. All of these components together are specifically designed and turned to improve the sport of gaming across multiple gaming platforms such as XBox, PlayStation, PC’s and Mac’s.
In recent years we have increased employee headcount and spend towards research and innovation. We have over 80 issued patents, with many others pending, and one-third of our workforce is dedicated to research, innovation or product development.
Targeted Distribution Model
We control the distribution and mix of our products to protect our brands and their authenticity. We pioneered the distribution of headphones in specialty retailers focused on action sports, youth lifestyle, and gaming. Building on this foundation, we have successfully expanded our distribution to leading consumer electronics, sporting goods, mobile phone and big-box retailers.
Proven Management Team and Deep-Rooted Company Culture
We have assembled a proven and talented management team that is led by Hoby Darling, our President and Chief Executive Officer, who joined the Company in March 2013 and brings deep brand, product and distribution expertise having previously worked with leading brands including Nike, Converse and Volcom. Our management team shares a passion for youth culture, and possesses substantial experience in product development, marketing, merchandising, digital operations and finance. Our culture and brand image enable us to successfully attract and retain highly talented employees who share our passion for innovation, creativity, sports and youth culture.
Financial Information About Segments and Geographic Regions
We manage our business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers, deciding how to allocate resources and in assessing performance. Our operating segments and reporting segments are the same. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment. The International segment primarily includes Skullcandy and Astro product sales to customers in Europe, Asia, Canada, Mexico, and all other geographic areas outside the United States that are served by our International operations. We operate exclusively in the consumer products category in which we develop and distribute headphones and other audio accessories. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are generally not reviewed when evaluating segment performance. Each segment’s performance is evaluated based on gross invoicing, net sales, gross profit and gross margin.
Our Products
Overview

We currently focus our product offerings in two overall categories: audio and gaming. We market products in each of these categories implementing a multi-brand, multi-product strategy that enables us to reach new consumers and enhance our products across various sales channels. Audio products represented approximately 77% of consolidated net sales and gaming headphones represented 23% of consolidated net sales for the year ended December 31, 2015.
Audio
Our audio headphone product offerings have evolved from one product in 2003 to over 35 products as of December 31, 2015, which include wireless headphones and speakers, sports performance, and women's offerings. Our audio headphone products represented the majority of our net sales in the year ended December 31, 2015.
Gaming
Our gaming headphone products include products under the Astro Gaming brand and the Skullcandy Gaming brand. Astro Gaming markets high-performance and feature-rich products for dedicated gamers. The brand's flagship products, the A40 and A50, are premium wireless, Xbox One and PlayStation 4 compatible Dolby Headphone-enabled 7.1 surround sound gaming headsets that delivers a fully immersive gaming experience. The Skullcandy Gaming brand draws from our unique heritage to inject lifestyle and street culture into the world of gaming. We developed Skullcandy Gaming to offer a differentiated brand and product experience delivering high-performance gaming headsets developed by Astro Gaming at more accessible prices.
Product Design and Development
We are a company built on our passion for product and design innovation. Our success is tied to our ability to consistently deliver innovative and disruptive designs, products, features and benefits to our customers.
Our product design and development teams work closely with our music, gaming, sports and other ambassadors, the category management team and in-house team of engineers, designers and artists to plan, conceptualize, develop and commercialize our products. Our team is comprised of individuals intimately connected to the Skullcandy and Astro culture and lifestyle who incorporate their passion for the brand into their work.
We utilize innovative materials, technologies and processes in the design, development and manufacturing of our products. Our design team is continuously identifying and tracking trends in the market and with our ambassadors and influencers that are the most meaningful to a brand and product-performance conscious consumers. Our engineers and quality teams are dedicated to creating remarkable products that exceed our customers’ expectations regarding acoustic and gaming performance, fit, comfort, durability and style. We utilize a field testing program along with our athletes, musicians, gamers and influencers to validate assumptions in our conceptualization and planning phases and also to validate our product performance during development.
Our product development team is capable of speed-to-market projects, strategic stage-gate engineering, and hybrid-vendor internally engineered processes for designing, validating and launching new products. By having our industrial design team in-house, working alongside our model and prototyping shop, and our mechanical, acoustic and electrical engineering teams, we are able to reduce the concept-to-market timeline while enhancing our quality, innovation and performance. Our in-house industrial design, engineering, advanced concept engineering and reliability testing teams enable designs to be rapidly created, prototyped and validated quickly before designs are released for commercialization.
Products are generally engineered in-house to our proprietary audio profiles through a collaborative and iterative process. Through our in-house engineering of the mechanical and acoustic components of our products we are not only able to balance performance, quality and cost, but optimize our products for elevated performance, quality, compatibility and margin.
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
Marketing

Our marketing department employs a multi-pronged marketing strategy that includes athletes, musicians, artists, gamers and influencer ambassadors, as well as a combination of interactive events and traditional advertising. Engaging in activities and marketing initiatives that are organic to our core consumer strengthens our brand authenticity and creates awareness for new consumers. Our brand authenticity is driven by the Skullcandy and Astro Gaming family of athletes, artists, gamers and trendsetters and as well as our ability to provide innovative, trend right product.

                Our intention is to grow our brands globally, and we plan to maintain and build on our authenticity, create lasting partnerships and bring music, sport, technology, gaming, entertainment and youth culture deeper into our consumers’ lifestyle. We believe that grassroots activation, cultural engagement and creative collaboration will continue to drive the growth of our brands.
Brand Ambassadors
We build relationships that run deeper than a traditional sponsorship agreement by seeking to create unique opportunities for each member of the "Skullcandy and Astro family." Our athletes, artists, musicians and trendsetters are ambassadors for our brand who live the values of our brand anthem and we incorporate them into the Skullcandy brand in a way that goes beyond traditional endorsements. High profile ambassadors include NBA Superstar Kyrie Irving, NFL great Stevie Johnson, as well as action sports stars Mark McMorris, Travis Rice, Robbie Maddison, Eric Koston, Sean Malto, Mick Fanning and Leila Hurst. Professional Gaming teams include Team EnVyUs who have seven CSGO Championship titles, 2 time X-Games Gold Medalists OpTic Gaming, as well YouTubers Naded, TmarTn and Scump.

We have a contractual relationship with many members of the Skullcandy and Astro Family. Our arrangements are designed to incentivize them to maintain a visible profile with our products, while engraining the ambassador in our culture and brand. Our contracts typically have a one to four-year term and grant us a license for the use of names and likenesses, and require the ambassador to maintain exclusive association within each of our product categories. Skullcandy and Astro ambassadors also give us access to their fans through social media, with posts, images, and mentions on YouTube, Twitter, Instagram and Facebook. Our sponsored ambassadors and Skullcandy and Astro family members wear our products during public appearances, in magazine shoots and on the podium after certain competitive victories.

In addition to the brand ambassadors listed above, we have informal relationships with athletes, gamers and artists around the world. These athletes and artists support our brand by wearing products and participating in events, social media, advertising, appearances and other marketing activities. We compensate these brand ambassadors with whom we do not have contractual relationships by providing them with complimentary merchandise and promoting them on our websites and social media platforms.
Event Sponsorship
    We participate in grassroots and major events that support our commitment to our sports, e-sports and music cultures. Spectators and participants at these events are exposed to and experience our brand through an interactive environment that includes music listening stations, gaming headphone demos and promotional product giveaways.

Some events we have sponsored or activated with include the NBA All-Star weekend, Redbull film projects, Redbull eSports, Major League Gaming tournaments, the Sundance Film Festival, SXSW, The Neon Carnival at Coachella, Nike partnerships across basketball and skate and the X-Games.
Content Creation and Partnerships
Content Creation. We believe that advertising content is an efficient and effective way to reach our target audience. We publish custom videos each year on our Skullcandy and Astro Gaming YouTube channels. We also maintain an active presence on various social media sites, with an emphasis on YouTube, Instagram, Facebook, Kik and Twitter. Social media allows us to have a direct conversation with our consumers and publish our digital content. We also use social media to promote our events globally and extend the event’s energy to those who were unable to attend. We also actively leverage the social media platforms of our athletes, gamers, artists and trendsetters.
Our in-house creative media team supports media placement into endemic channels that support the lifestyles that we believe are important to our target consumers. The content generated by the in-house team is distributed to and used globally to promote the Skullcandy and Astro brands in both print and in the digital space.
Strategic Brand Partnerships. To build on our own branding efforts, we seek to partner with like-minded brands on marketing opportunities. These include brands such as Nike, Adidas, Redbull, Scuf Gaming, Kontrol Freek, Toyota, Toshiba,

Microsoft and Electronic Arts. We believe these brand relationships create leverage and opportunities for us to tell the Skullcandy and Astro Gaming brand stories.
Interactive Media
Websites. Our websites include, skullcandy.com, skullcandy.tv, ca.skullcandy.com, eu.skullcandy.com, uk.skullcandy.com, astrogaming.com, astrogaming.co.uk and astrogaming.fr. These websites are part of our interactive media and e-commerce business strategy where visitors can view videos, listen to music by our sponsored artists, read blog updates on events, athletes, musicians and artists, and shop for Skullcandy and Astro Gaming products.
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
Distribution and Sales
Domestic (U.S.). As we have grown our retailer base from independent retailers to large regional and national retailers, we have sought to protect and enhance our brands' images by carefully controlling the distribution of our products as well as the product mix we offer to each retailer.
Our specialty retailers include independent retailers focused on action sports, gaming and the youth lifestyle, as well as a number of national and regional retailers with an action sports, gaming or music orientation, such as Tilly's, GameStop, Journey's and Jack’s Surfboards. These specialty retailers provide a direct connection to our consumer influencers and serve as the platform upon which we develop, reinforce and maintain our reputation that our brands have an authentic lifestyle.
We have a sales and distribution strategy intended to allow us to build relevant and exclusive products for our specialty retailers while giving us a runway to build demand creation and scale production before launching into large format retailers. This is designed to build the authenticity of our brands with our specialty retailers while creating a robust product pipeline for the future. Keeping our product mix specialized and focused on our consumer is the essence of our sales, marketing, and product strategy. We currently sell into a broad spectrum of retailers, including those focused on consumer electronics, such as Best Buy, those focused on sporting goods, such as Dick’s Sporting Goods and large retailers, such as Wal-Mart, Target and Fred Meyer. We are selective about the national retail partners that we align with as well as with the product mix we offer to these retailers in order to reinforce our Skullcandy's brand positioning as the original performance lifestyle audio brand, Astro Gaming's brand positioning as the premium leader of gaming headphones that lives at the epicenter of technology, lifestyle and design. Historically, we have managed our relationships with these large retailers through independent, commission-based sales representatives. However, we continue to build out our team of in-house sales professionals focused on driving the business with our top retailers and connecting our internal sales, marketing and product teams. Our national sales team enables us to improve the frequency and level of interaction with these retailers. Our other large retailers are managed by our regional sales managers through independent sales representatives where we can put the best team in place to meet the needs of our retailers and our business.
Domestic sales of our products, which primarily consist of Skullcandy and Astro Gaming product sales to customers in the United States represented 72% of net sales for the year ended December 31, 2015. During 2015, one retailer accounted for more than 10% of our consolidated net sales. We have entered into vendor program agreements with this retailer and many of our other large retailers, that govern the terms of sale, rebates and obligations of each party, but each purchase is typically made on a purchase order basis. None of our retailers have minimum or long-term purchase obligations. If any of our large retailers choose to slow its rate of purchases of our products, decrease its purchases of our products, or no longer purchase our products, our net sales and results of operations could be adversely affected.

International. International sales of our products outside the United States, represented 28% of net sales for the year ended December 31, 2015. Prior to August 2011, we sold our products internationally almost exclusively through third party distributors. We have relationships with distributors serving more than 80 countries.
Manufacturing and Sourcing
We do not own any manufacturing facilities and utilize third party manufacturing for all of our products. We do not have any long-term contracts with our existing manufacturers. We procure finished and packaged products from our contract manufacturers so that we require no subassembly.

During 2015 we utilized approximately ten independent manufacturers throughout Asia. We generally are focused on fewer, yet higher quality suppliers to take advantage of service, quality, and product cost savings improvements. We will continue to focus on geographical diversification of our manufacturing base by working with our key manufacturing partners.
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
Management Information Systems
We utilize an integrated information system called SAP Business ByDesign. This Enterprise Resource Planning, or ("ERP"), software manages purchasing, planning, inventory tracking, financial information, and retail, distributor and direct order fulfillment. SAP Business ByDesign is a hosted solution. All data resides on SAP servers and is accessed over secure Internet connections. We currently have electronic integration between our ERP and multiple third party logistics warehouses that manage inventory and fulfillment activities worldwide.
Competition
The consumer electronics industry is highly competitive, with the introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, and rapidly consolidating. We face competition from consumer electronics brands that have historically dominated the audio and gaming headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Sony, Bose, LG, Turtle Beach and Apple (which includes Beats by Dr. Dre, which was purchased by Apple in 2014). These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

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
Intellectual Property
We utilize the trade name “Skullcandy” and the Skullcandy logo and trademark on our Skullcandy products. We believe that having distinctive marks that are registered and readily identifiable is an important factor in identifying our brand and in distinguishing our products from those of our competitors. We consider the Skullcandy trademark and our skull logo trademark and copyrighted design to be among our most valuable assets and we have registered these trademarks in 75 countries. We also have many trademark registrations in the U.S. and abroad for Astro Gaming and consistently assess additional registrations across all our brands for our unique and well-known product names and marketing phrases. Each trademark registered with the U.S. Patent and Trademark Office has a duration of ten years and trademarks registered outside of the United States normally have a duration of ten years depending upon the jurisdiction. Trademarks are generally subject to an indefinite number of renewals upon appropriate application.
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
Employees
As of December 31, 2015, we had approximately 300 full-time employees. None of our employees are currently covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced a labor-related work stoppage.
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

Item 1A.    Risk Factors.
You should carefully consider the following risk factors, which address the material risks concerning our business, together with the other information contained in this annual report. If any of the risks discussed in this annual report occur, our business, prospects, liquidity, financial condition and results of operations could be materially and adversely affected, in which case the trading price of our common stock could decline significantly and you could lose part or all of your investment. Some statements in this annual report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the initial paragraph of this annual report entitled “Business.”

We may be unable to achieve future growth, which may have a material adverse effect on our future operating results.
During 2015 net sales increased $18.5 million or 7.5%, to $266.3 million compared to 2014. We cannot assure you that we will be able to continue the increase in our net sales. Our future success will depend upon various factors, including the strength of our brand image, market demand for our current and future products, competitive conditions, and compatibility of our products with portable media devices and smartphones and the implementation of our growth strategy. We intend to finance our anticipated growth through cash flows generated from sales to our retailers and distributors. However, if our net sales decline, we may not have the cash flow necessary to pursue our growth strategy.
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
The consumer electronics industry is highly competitive, and characterized by frequent introduction of new competitors, as well as increased competition from established companies expanding their product portfolio, aggressive price cutting and resulting downward pressure on gross margins and rapid consolidation of the market resulting in larger competitors. We face competition from consumer electronics brands that have historically dominated the stereo headphone market, in addition to sport brand and lifestyle companies that also produce headphone products. These companies include, among others, Sony, Bose, LG, Turtle Beach and Apple (which includes Beats by Dr. Dre, which was purchased by Apple in 2014). These competitors may have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among certain groups of consumers, and greater economies of scale. In addition, these competitors have long-term relationships with many of our larger retailers that are potentially more important to those retailers. As a result, these competitors may be better equipped to influence consumer preferences or otherwise increase their market share by:

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
To ensure adequate inventory supply, we must forecast inventory needs and place orders with our manufacturers before firm orders are placed by our retailers and distributors. In addition, a portion of our net sales are generated by orders for immediate delivery, particularly during our historical peak season from August through December. If we fail to accurately forecast retailer and distributor demand we may experience excess inventory levels or a shortage of product to deliver to our retailers or distributors. Factors that could affect our ability to accurately forecast demand for our products include:

•	changes in consumer demand for our products;

•	lack of consumer acceptance for our new products;

•	product introductions and/or discounting by competitors;

•	changes in general market conditions or other factors, which may result in cancellations of advance orders or a reduction or increase in the rate of reorders;

•	weakening of economic conditions or consumer confidence in future economic conditions, which could reduce demand for discretionary items; and

•	terrorism or acts of war, or the threat thereof, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.
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
One of our retailers accounted for more than 10% of our net sales in 2015 and 2014. We do not have long-term contracts with any of our retailers and all of our retailers generally purchase from us on a purchase order basis. As a result, this retailer generally may, with no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, individually or in the aggregate, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.
We may be adversely affected by the financial condition of our retailers and distributors.
Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties generally will not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral, and sometimes are not able to obtain information regarding their current financial status. Failure of these retailers or distributors to remain current on their obligations to us could result in losses that exceed the reserves we set aside in anticipation of this risk. Additionally, while we have credit insurance against some of our larger retailers, there is no assurance that such insurance will sufficiently cover any losses. We are also exposed to the risk of our customers declaring bankruptcy, exposing us to claims of preferential payment claims. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.
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

To remain competitive and stimulate customer demand, we must keep up with changes in technology and successfully manage frequent product introductions and transitions.
Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. In addition, our products must remain compatible with smartphones, tablets, computers and other similar consumer electronic devices that transmit audio. The success of new product introductions depends on a number of factors including: remaining compatible with changes in technology; timely and successful product development; market acceptance; our ability to manage the risks associated with the new product production ramp-up issues, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects or deficiencies in the early stages of introduction. Accordingly, if technology changes and our products are no longer compatible or we cannot effectively introduce new products and manage transitions, our financial condition would be negatively impacted.
We face business, political, operational, financial and economic risks because a portion of our net sales are generated internationally and substantially all of our products are manufactured outside of the United States.
For the year ended December 31, 2015 international net sales were $75.4 million, or 28.3% of net sales. In addition, substantially all of our products are manufactured in China. In the past we have experienced increased lead-time from some of our manufacturers in China and we may encounter such increased lead-times in the future. Changing economic conditions in China may cause further issues with lead-time and impact the financial solvency of our third party manufacturers. Because we operate on a build-to-forecast model, extended lead-time can cause unexpected inventory shortages or excesses which may reduce our net sales.
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

•	transportation delays and difficulties of managing international distribution channels, which could halt, interrupt or delay our operations;

•	longer payment cycles for, and greater difficulty collecting, accounts receivable, which could reduce our net sales and harm our financial results;

•	changes in the financial solvency of our third party manufacturers would impact our ability to receive inventory timely;

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
We have no long-term contracts with our manufacturers and, as a result, our manufacturers could cease to provide products to us without notice. We have a limited number of manufactures we use and some of our products are produced by one manufacturer. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications and regulatory schemes covering our products in our key markets, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. In the event our manufacturers experience operational or financial difficulties, or terminate our relationship, our results of operations could be adversely affected.
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
Currency exchange rate fluctuations may disrupt our business and make our products less competitive, having a material adverse impact on our business
With approximately 28.3% of our net sales for the year ended December 31, 2015 arising from foreign net sales, a growing percentage of our net revenues are derived from markets outside the U.S. Our international businesses operate in functional currencies other than the U.S. dollar. Products sold by our international businesses and the cost of these products may be affected by relative changes in the value of the local currencies of our subsidiaries and our manufacturers. Price increases caused by currency exchange rate fluctuations may make our products less competitive or have an adverse effect on our net revenues, margins and operating results. Currency exchange rate fluctuations may also disrupt the business of the contract manufacturers from which we source our products by making their purchases of raw materials more expensive and more difficult to finance. As a result, currency fluctuations may have a material adverse effect on our financial condition. While our hedging program is focused on currency risk exposures on some of our operations, we cannot provide assurance that our hedging program will be successful in minimizing exposures to foreign currency fluctuations. The effectiveness of our hedges in part depends on our ability to accurately forecast future cash flows, which is particularly difficult during periods of uncertain demand for our products and services and highly volatile exchange rates. Further, hedging activities may only offset a portion, or none at all, of the material adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place and we may incur significant losses from hedging activities due to factors such as demand volatility and currency variations.
Additionally, concerns regarding the short- and long-term stability of the euro and its ability to serve as a single currency for countries in the Eurozone could lead individual countries to revert, or threaten to revert, to their former local currencies, potentially dislocating the euro. If this were to occur, the assets we hold in a country that re-introduces its local currency could be significantly devalued, the cost of raw materials or our manufacturing operations could substantially increase, and the demand and pricing for our products could be materially adversely affected. Furthermore, if it were to become necessary for us to conduct business in additional currencies, we could be subject to additional earnings volatility as amounts in these currencies are translated into U.S. dollars.
An information systems interruption or breach in security could adversely affect us
Privacy, security, and compliance concerns have continued to increase as technology has evolved. We rely on accounting, financial and operational management information systems to conduct our operations. Any disruption in these systems could adversely affect our ability to conduct our business. Furthermore, as part of our normal business activities, we collect and store common confidential information about customers, employees, vendors, and suppliers. This information is entitled to protection under a number of regulatory regimes. Any failure to maintain the security of the data, including the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments
None.

Item 2.        Properties
Our executive, administrative and Skullcandy brand offices are located in Park City, Utah, where we lease approximately 34,000 square feet of space pursuant to a lease that expires in February 2017. Our marketing offices were formerly located in San Clemente, California, where we lease approximately 11,000 square feet of office space pursuant to a lease that expires in December 2016. However, we closed that office in September 2013, and we currently sublet the office space to a third party and intend to sublet such space for the remainder of the original lease term. Our Astro Gaming offices are located in San Francisco, California where we lease approximately 7,500 square feet of space pursuant to a lease that expires in April 2016. Our Asia operations offices are located in the Nanshan District of Shenzen, China, where we lease approximately 9,300 square feet pursuant to a lease that expires in September 2016. Our China sales and marketing office is located in the Jing’an District of Shanghai where we lease approximately 7,800 square feet pursuant to a lease that expires in February 2018. Our European headquarters are located in Zurich, Switzerland, where we lease approximately 4,700 square feet pursuant to a lease that expires in January 2017. Our Japan sales and marketing office is located in Tokyo, Japan where we lease approximately 1,000 square feet of space pursuant to a lease that expires in May 2016. Our Canada sales and marketing office is located in Vancouver, British Columbia, Canada where we lease approximately 1,100 square feet of space pursuant to a lease that expires May 2016. Our Mexico sales and marketing office is located in Mexico City, Mexico where we lease approximately 2,000 square feet of space pursuant to a lease that expires in February 2017.

Item 3.        Legal Proceedings
On November 5, 2015, Peter Kravitz, as Liquidating Trustee of the RSH Liquidating Trust, filed a complaint against us in the U.S. States Bankruptcy Court for the District Court of Delaware alleging payments received by us were preferential payments and seeking the return of approximately $4.0 million in payments. We operated under a consignment relationship with the former Radio Shack entity. Therefore, we believe the payments we received are not considered preferential and we intend to vigorously defend ourselves in this action.
On February 12, 2016, an alleged shareholder filed a putative securities class action complaint against us and certain of our officers and directors in the United States District Court for the District of Utah, captioned Davis v. Skullcandy, Inc., et al., No. 2:16-cv-00121-RJS. The complaint purports to be brought on behalf of shareholders who purchased our common stock between August 7, 2015 and January 11, 2016. It asserts that we and certain of our officers and directors violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false or misleading statements concerning our positioning and expectations for future growth. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. We believe the lawsuit is without merit and we intend to vigorously defend ourselves in this action.
The Company is subject to various other claims, complaints and legal actions in the normal course of business from time to time. The Company does not believe it has any other currently pending litigation of which the outcome could have a material adverse effect on its operations or financial position.

Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock began trading on the NASDAQ Global Market under the symbol “SKUL” on July 20, 2011. As of February 29, 2016, the price of our common stock was $3.54. The price range per share of common stock presented below represents the highest and lowest sales prices for our common stock on NASDAQ for each full quarterly period for the last two years.

	High	Low
2015
Fourth Quarter	$6.34	$4.07
Third Quarter	$7.98	$5.50
Second Quarter	$11.47	$7.50
First Quarter	$11.31	$9.03
2014
Fourth Quarter	$9.52	$7.50
Third Quarter	$8.34	$6.76
Second Quarter	$9.64	$6.86
First Quarter	$10.04	$7.09
Holders of Record
As of February 29, 2016, there were 11 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.
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
The following graph shows a comparison from July 20, 2011 (the date our common stock commenced trading on NASDAQ) through December 31, 2015 of the cumulative total return assuming a $100 investment in our common stock, the S&P 500 Index and the S&P 500 Consumer Durables Index. Data for the S&P 500 Index and the S&P 500 Consumer Durables Index assume reinvestment of dividends. The comparisons in this graph below are based on historical data and are not intended to forecast or be indicative of future performance of our common stock.

July 20, 2011- December 31, 2015

210%
200%
190%
180%
170%
160%
150%
140%
130%
120%
110%
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Indexed Price Performance
7/20/2011
9/30/2011
12/30/2011
3/30/2012
6/29/2012
9/28/2012
12/31/2012
3/28/2013
6/28/2013
9/30/2013
12/31/2013
3/31/2014
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
SKUL US Equity
SPX Index
S5COND Index

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
Unregistered Sale of Equity Securities and Issuer Purchases of Equity Securities
We did not sell any unregistered equity securities or purchase any of our securities during the period ended December 31, 2015.
Securities Authorized for Issuance under Equity Compensation Plans
See Part III, Item 12 of this annual report for disclosure relating to our equity compensation plans. Such information will be included in our Proxy Statement, which is incorporated herein by reference.

Item 6.        Selected Consolidated Financial Data
The selected consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this 10-K, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The selected consolidated statements of operations data for the years ended December 31, 2012 and 2011, and the selected consolidated balance sheet data at December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this annual report and which have been audited by Ernst & Young LLP. You should read this information together with “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and our consolidated financial statements and related notes, each included elsewhere in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$266,316	$247,812	$210,092	$297,686	$232,469
Cost of goods sold	156,441	137,178	116,958	158,254	116,930
Gross profit	109,875	110,634	93,134	139,432	115,539
Selling, general and administrative expenses	100,903	98,847	98,129	97,948	73,378
Income (loss) from operations	8,972	11,787	(4,995)	41,484	42,161
Other expense	1,578	1,560	516	453	1,761
Interest (income) expense	(2)	131	382	641	7,473
Income (loss) before income taxes and noncontrolling interests	7,396	10,096	(5,893)	40,390	32,927
Income taxes (benefit)	2,103	2,523	(2,882)	14,574	14,306
Net income (loss)	5,293	7,573	(3,011)	25,816	18,621
Net (loss) income attributable to noncontrolling interests	(588)	(26)	25	63	4
Preferred stock dividends	—	—	—	—	(17)
Net income (loss) attributable to Skullcandy, Inc.	$5,881	$7,599	$(3,036)	$25,879	$18,600
Net income (loss) per common share attributable to Skullcandy, Inc.:
Basic	$0.21	$0.27	$(0.11)	$0.94	$0.93
Diluted	$0.20	$0.27	$(0.11)	$0.92	$0.79
Weighted average shares outstanding:
Basic	28,415,066	28,058,603	27,740,945	27,405,017	20,078,579
Diluted	28,828,758	28,570,472	27,740,945	27,980,983	23,573,962

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$23,573	$36,633	$38,835	$19,345	$23,302
Working capital	$125,019	$116,420	$105,970	$101,832	$72,180
Total assets	$197,690	$212,166	$182,914	$188,275	$168,611
Total debt	$—	$—	$—	$—	$9,884
Total stockholders’ equity	$160,088	$153,537	$141,714	$142,122	$106,812

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

Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented:

	Year ended December 31,
	2015		2014		2013
Net sales	$266,316	100.0%	$247,812	100.0%	$210,092	100.0%
Cost of goods sold	156,441	58.7%	137,178	55.4%	116,958	55.7%
Gross profit	109,875	41.3%	110,634	44.6%	93,134	44.3%
Selling, general and administrative expenses	100,903	37.9%	98,847	39.9%	98,129	46.7%
Income (loss) from operations	8,972	3.4%	11,787	4.8%	(4,995)	(2.4)%
Other expense	1,578	0.6%	1,560	0.6%	516	0.2%
Interest (income) expense	(2)	—%	131	0.1%	382	0.2%
Income (loss) before income taxes and noncontrolling interests	7,396	2.8%	10,096	4.1%	(5,893)	(2.8)%
Income taxes	2,103	0.8%	2,523	1.0%	(2,882)	(1.4)%
Net income (loss)	5,293	2.0%	7,573	3.1%	(3,011)	(1.4)%
Net (loss) income attributable to noncontrolling interests	(588)	—%	(26)	—%	25	—%
Net income (loss) attributable to Skullcandy, Inc.	$5,881	2.2%	$7,599	3.1%	$(3,036)	(1.4)%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net Sales
The following table reflects our net sales for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Net sales
Domestic	$190,926	$174,663	$16,263	9.3%
International	75,390	73,149	2,241	3.1%
Total net sales	$266,316	$247,812	$18,504	7.5%
The following are components of revenue growth compared to the prior year:

	Domestic	International
	2015 vs. 2014	2015 vs. 2014
Volume	0.1%	13.1%
Price	9.2%	(8.9)%
Foreign currency impact	—%	(1.1)%
	9.3%	3.1%
Total net sales increased 7.5%, or 10.2% on a currency neutral basis, with increased sales in both segments. Domestic net sales increased primarily due to product mix shift towards higher priced wireless headphones and gaming products. This trend of slow domestic volume and increased average selling price is expected to continue as the headphone market continues its transition towards wireless products and away from traditional wired products. International net sales increased primarily due to increased sales of both gaming and audio products in Europe and Japan, and to a lesser extent Canada. International net sales were partially offset by foreign currency effect which led to a decrease in average selling price.

Gross Profit and gross margin
Our overall gross margins fluctuate based on our sales volume mix between our segments, changes in customer pricing, inventory management decisions, discounts and promotions, product mix of sales, and operational and fulfillment costs.

The following tables reflect our gross profit and gross margin for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Gross profit
Domestic	$80,311	$78,495	$1,816	2.3%
International	29,564	32,139	(2,575)	(8.0)%
Total gross profit	$109,875	$110,634	$(759)	(0.7)%

	Year Ended December 31,
	2015	2014	Basis Point Change
Gross margin %
Domestic %	42.1%	44.9%	(280)
International %	39.2%	43.9%	(470)
Total gross margin %	41.3%	44.6%	(330)
Gross margins across both segments decreased due to a shift in product sales mix towards lower margin audio and gaming products and increased warehousing, partially offset by minimal decreases in freight related expenses. We estimate that of the 330 basis point decline in total gross margin, that approximately 120 basis points related to foreign currency depreciation.
Selling, General and Administrative Expenses
The following table reflects our selling, general and administrative expenses for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$100,903	$98,847	$2,056	2.1%
Selling, general and administrative expenses as a percent of net sales	37.9%	39.9%
While SG&A expenses as a percentage of net sales decreased due to better operating leverage of our expenses, the overall increase in SG&A expenses is primarily due to increased bad debt expense of $1.6 million related to a China distributor, increased demand creation and product creation expenses, partially offset by decreases in personnel related expenses.
We expect to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing, demand creation and product creation efforts at the same level or higher levels while also continuing to invest in increased amounts for product innovation and for development efforts.
Income from Operations
Income from operations was $9.0 million and $11.8 million for the year ended December 31, 2015 and 2014, respectively. Income from operations as a percentage of net sales was 3.4% and 4.8% for the year ended December 31, 2015 and 2014, respectively.
Other Expense
Other expense was $1.6 million for the year ended December 31, 2015 and 2014, which includes currency effects in Europe, Canada, Japan, China and Mexico.
Interest (Income) Expense
Interest (income) expense was $(2,000) and $131,000 for the year ended December 31, 2015 and 2014, respectively. The interest income in the year ended December 31, 2015 primarily includes the interest earned from short-term investments, while the interest expense in the year ended December 31, 2014 was partially due to amortization of deferred financing fees, which included write downs of deferred financing fees in conjunction with debt modifications and commitment fees associated with our credit facility. As of December 31, 2015 and 2014 there were no borrowings outstanding on the revolving credit facility.

Income Taxes
Income tax expense was $2.1 million and $2.5 million for the year ended December 31, 2015 and 2014, respectively. Our effective tax rate for the year ended December 31, 2015 and 2014 was 28.4% and 24.9%, respectively, which increased on a yearly basis due to the change in mix between income in different taxing jurisdictions, specifically more income being allocated to the US which has one of the highest tax rates.

Noncontrolling Interest
For the years ended December 31, 2015 and 2014, we had a joint venture in Mexico to facilitate distribution of our products in Mexico in which we owned a majority of the joint venture and the voting rights and control the day-to-day operations.
Noncontrolling interest for the year ended December 31, 2015 and 2014 consists solely of losses from our Mexico joint venture that are attributable to the other partner in the joint venture. On December 31, 2015, we acquired the minority interest in our Mexico joint venture and now operate a wholly-owned subsidiary in this market.
Net Income Attributable to Skullcandy, Inc.
The resulting net income attributable to Skullcandy, Inc. for the year ended December 31, 2015 and 2014 was $5.9 million and $7.6 million, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Net Sales
The following table reflects our net sales for the year ended December 31, 2014 and 2013 (in thousands):

	Twelve months ended December 31,
	2014	2013	$ Change	% Change
Net sales
Domestic	$174,663	$147,156	$27,507	18.7%
International	73,149	62,936	10,213	16.2%
Total net sales	$247,812	$210,092	$37,720	18.0%
The following are components of revenue growth compared to the prior year:

	Domestic	International
	2014 vs. 2013	2014 vs. 2013
Volume	11.7%	12.9%
Price	7.0%	2.9%
Foreign currency impacts	—%	0.4%
	18.7%	16.2%
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
The following table reflects our gross profit and gross margin for the year ended December 31, 2014 and 2013 (in thousands):

	Twelve months ended December 31,
	2014	2013	$ Change	% Change
Gross profit
Domestic	$78,495	$65,078	$13,417	20.6%
International	32,139	28,056	4,083	14.6%
Total gross profit	$110,634	$93,134	$17,500	18.8%

	Twelve months ended December 31,
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

Selling, General and Administrative Expenses
The following table reflects our selling, general and administrative expenses for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$98,847	$98,129	$718	0.7%
Selling, general and administrative expenses as a percent of net sales	39.9%	46.7%

While SG&A expenses as a percentage of net sales decreased due to better operating leverage of our expenses, the overall increase in SG&A expenses is primarily due to an increase in marketing, demand creation and product creation expenses, personnel related expenses and increased third party commission expense as a result of higher sales, partially offset by decreases in bad debt expense.
We expect to make critical investments in the business to support long-term growth. In particular, we intend to continue to invest in marketing, demand creation and product creation efforts at the same level or higher levels while also continuing to invest in increased amounts for product innovation and for development efforts.
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
Noncontrolling Interest
For the years ended December 31, 2014 and 2013, we had a joint venture in Mexico to facilitate distribution of our products in Mexico in which we owned a majority of the joint venture and the voting rights and control the day-to-day operations. Noncontrolling interest for the years ended December 31, 2014 and 2013 consists solely of income (loss) from our Mexico joint venture that are attributable to the other partner in the joint venture.
Net Income (Loss) Attributable to Skullcandy, Inc.
The resulting net income (loss) attributable to Skullcandy, Inc. for the year ended December 31, 2014 and 2013 was $7.6 million and $(3.0) million, respectively.

Selected Quarterly Financial Data (Unaudited)
The following table sets forth our unaudited quarterly consolidated statement of operations data for the eight quarters ended December 31, 2015. The information for each quarter is derived from our unaudited interim consolidated financial statements, which we have prepared on the same basis as the audited consolidated financial statements appearing elsewhere in this annual report. This information includes all adjustments that management considers necessary for the fair presentation of such data and include certain immaterial error corrections, reclassifications and rounding differences. The quarterly data should be read together with our consolidated financial statements and related notes appearing elsewhere in this annual report.

	Dec. 31, 2015	Sept. 30, 2015 (1)	Jun. 30, 2015 (2)	Mar. 31, 2015 (3)	Dec. 31, 2014	Sept. 30, 2014	Jun. 30, 2014	Mar. 31, 2014
	(in thousands, except per share data)
Net sales	$96,051	$67,230	$57,393	$45,642	$96,815	$58,055	$53,861	$39,080
Cost of goods sold	57,367	39,225	32,866	26,983	54,899	31,731	29,632	20,917
Gross profit	38,684	28,005	24,527	18,659	41,916	26,324	24,229	18,163
Selling, general and administrative expenses	30,171	24,923	23,502	22,307	31,098	22,741	22,928	22,080
Income (loss) from operations	8,513	3,082	1,025	(3,648)	10,818	3,583	1,301	(3,917)
Other expense (income)	434	261	(111)	995	790	934	(375)	170
Interest expense (income)	10	(1)	5	(16)	(11)	(9)	181	11
Income before income taxes	8,069	2,822	1,131	(4,627)	10,039	2,658	1,495	(4,098)
Income taxes (benefit)	2,218	697	(19)	(793)	2,808	507	(85)	(706)
Net income (loss)	5,851	2,125	1,150	(3,834)	7,231	2,151	1,580	(3,392)
Net (loss) income attributable to noncontrolling interests	(245)	(176)	(65)	(103)	(150)	45	8	71
Net income (loss) attributable to Skullcandy, Inc.	$6,096	$2,301	$1,215	$(3,731)	$7,381	$2,106	$1,572	$(3,463)
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.21	$0.08	$0.04	$(0.13)	$0.26	$0.07	$0.06	$(0.12)
Diluted	0.21	0.08	0.04	(0.13)	0.26	0.07	0.06	(0.12)
Weighted average common shares outstanding
Basic	28,534	28,478	28,380	28,267	28,201	28,136	28,041	27,835
Diluted	28,643	28,754	28,952	28,267	28,774	28,488	28,507	27,835

(1) Results contain immaterial error corrections that increase gross profit and operating expense by $453,000 due to reclassifications of certain gaming licenses, marketing development fees, and slotting fees between SG&A and costs of goods sold. In total, these reclassifications did not result in any adjustment to operating income, net income, or earnings per share.

(2) Results contain the same reclassifications noted at (1) above and in total reduced gross profit and operating expenses by $313,000 and did not result in any adjustment to operating income, net income, or earnings per share.

(3) Results contain the same reclassifications noted at (1) above and in total reduced gross profit and operating expenses by $59,000 and did not result in any adjustment to operating income, net income, or earnings per share.

Historically, we have experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. We anticipate that this trend of seasonal impact on our net sales is likely to continue. In 2015, approximately 36% of our net sales and 35% of our gross profit were generated in the fourth quarter of the year. Accordingly, our results of operations for any particular quarter are not indicative of the results we expect for the full year. As a result of the effects of seasonality, particularly in preparation for the fall and holiday shopping seasons, our inventory levels and other working capital requirements generally begin to increase during the second quarter and into the third quarter of each year. During these peak periods, we have historically had sufficient working capital to avoid drawing down on our credit facility.
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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash and cash equivalents at beginning of year	$21,623	$38,835	$19,345
Net cash (used in) provided by operating activities	(1,536)	7,147	23,456
Net cash provided by (used in) investing activities	4,034	(26,074)	(4,131)
Net cash (used in) provided by financing activities	(813)	1,660	(159)
Effect of exchange rate changes on cash and cash equivalents	(278)	55	324
Cash and cash equivalents at end of year	$23,030	$21,623	$38,835
Net Cash (Used in) Provided by Operating Activities
Cash from operating activities consists primarily of net income (loss) adjusted for certain non-cash items including depreciation and amortization expense, loss on disposal of property and equipment, provision for doubtful accounts, deferred income taxes, non-cash interest expense, amortization of stock-based compensation expense and the effect of changes in working capital and other activities.
In 2015, net cash used in operating activities was $1.5 million and consisted of net income of $5.3 million plus $19.4 million for non-cash items, less $26.2 million for working capital and other activities. Non-cash items consisted primarily of $10.3 million of depreciation and amortization, $4.0 million of stock-based compensation amortization and $2.3 million of provisions for doubtful account. Working capital and other activities consisted primarily of decreases in accounts receivable of $14.2 million, decreases in accounts payable of $13.1 million, and decreases in accrued liabilities of $8.5 million; partially offset by increases in inventory of $12.5 million.
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
Net Cash Provided by (Used in) Investing Activities
In 2015, net cash provided by investing activities consisted primarily of proceeds of $14.5 million from sale of our short-term investments, partially offset by $10.5 million for capital expenditures for in-store displays.
In 2014, net cash used in investing activities consisted primarily of $11.1 million for purchase of property and equipment and $15.0 million of purchases of short-term investments.
In 2013, net cash used in investing activities consisted primarily of $4.1 million for purchase of property and equipment.
Net Cash (Used in) Provided by Financing Activities
In 2015, net cash used in financing activities was $813,000 and related to taxes paid to net share settle of equity awards and purchase of noncontrolling interest.

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
Indebtedness
On August 19, 2013, we entered into a credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank National Association which was subsequently amended on April 29, 2014, which provides a line of credit of up to $10 million, and expires on August 19, 2018. As a subfeature, the credit facility provided for letters of credit up to $5 million. The credit facility is secured with a first-priority lien against substantially all of our assets.

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

Our credit facility was amended April 7, 2015 and contains certain financial covenants and other restrictions that limit our ability, among other things, to: (a) make fixed asset purchases greater than $19 million in aggregate for fiscal year 2015, $23 million for fiscal year 2016, and $15 million for any fiscal year thereafter; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2 million in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit our ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions.
At December 31, 2015, we were in compliance with all applicable covenants in our credit facility.
Contractual Obligations and Commitments
The following table summarizes, as of December 31, 2015, the total amount of future payments due in various future periods:

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	4-5 Years	More Than Five Years
	(in thousands)
Operating lease obligations	$22,700	$1,581	$3,593	$4,347	$13,179
Sponsorship agreements	960	954	6	—	—
Other contractual obligations	2,099	1,833	266	—
Total	$25,759	$4,368	$3,865	$4,347	$13,179
We lease office space under non-cancelable operating leases. The leases expire at various dates through 2027, excluding extensions at our option, and contain provisions for rental adjustments, including in certain cases, adjustments based on increases in the Consumer Price Index. The leases generally contain renewal provisions for varying periods of time.
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
Indemnification
We agreed to indemnify our officers and directors for certain events or occurrences, while the officer or director is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited; however, we have a director and officer insurance policy that limits our exposure and could enable us to recover a portion of any future amounts paid. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these obligations are not capped but are conditional to the unique facts and circumstances involved. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2015.
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
Revenue Recognition and Sales Returns and Allowances
Net sales are recognized when title and risk of loss pass to the retailer, distributor or customer and when collectability is reasonably assured. Generally, we extend credit to our retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120 for certain international customers. We recognize revenue net of estimated product returns and pricing adjustments. Further, we provide for product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition based on historical experience. Regarding sales returns, we have entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. We have executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates for these returns are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.
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
Long-Lived Assets Including Goodwill and Intangible Assets
We review property and equipment and certain identifiable intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. We did not record any impairments on our long-lived assets during 2015, 2014 and 2013.
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, we did not have goodwill. We do not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. We perform our goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. We have not recognized any impairments on our goodwill, however we recorded a $688,000 impairment charge in the quarter ended March 31, 2014 related to our indefinite lived intangible trademarks and domain names which is reflected in the year ended December 31, 2014. We did not recognize any other goodwill or intangible asset impairment charges in 2015, 2014 and 2013.
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
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We have not yet determined the adoption approach and are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Item 7A.    Qualitative and Quantitative Disclosures about Market Risk
Interest Rate Risk
At December 31, 2015 we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At December 31, 2015, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the year ended December 31, 2015, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
Foreign Currency Risk
In the normal course of business, we are exposed to foreign currency exchange rate risks that could impact our results of operations. We are exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to certain sales and expenses of our international subsidiaries that are denominated in currencies other than their functional currencies. We are exposed to gains and losses resulting from the effect that fluctuations in foreign currency exchange rates have on the reported results in our consolidated financial statements due to the translation of the operating results and financial position of our international subsidiaries. Changes in foreign currency rates affect our consolidated statement of operations and distort comparisons between periods. For example, when the U.S. dollar strengthens compared to the Euro, there is a negative effect on our reported results from our European operation because it takes more profits in Euro to generate the same amount of profits in stronger U.S. dollars. We do not enter into foreign currency exchange contracts to hedge the translation of operating results and financial position of our international subsidiaries, therefore we are subject to foreign currency impacts. However, a 10% change in U.S. dollar exchange rates in effect at December 31, 2015, would not have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of December 31, 2015 was an asset of $453,000 and $55,000 as of December 31, 2014. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would not have a material effect on our results of operations or financial condition.
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
We have carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
In connection with the preparation of our annual consolidated financial statements, our management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), or the COSO Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting practices, and our overall control environment. Based on this evaluation, management concluded our internal controls and procedures over financial reporting were effective as of December 31, 2015. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.
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
Ernst & Young LLP, our independent registered public accounting firm, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Skullcandy, Inc.
We have audited Skullcandy Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Skullcandy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Skullcandy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Skullcandy, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Skullcandy, Inc. and our report dated March 4, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 4, 2016

Item 9B.    Other Information.
None.

PART III
We are incorporating by reference the information required by Part III of this annual report from our proxy statement for the Annual Meeting of Shareholders to be held May 18, 2016.

Item 10.        Directors, Executive Officers and Corporate Governance.
The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 11.        Executive Compensation.
The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions and Director Independence.
The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

Item 14.        Principal Accountant Fees and Services.
The information called for by this Item is incorporated by reference from our 2016 Proxy Statement.

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

Exhibit No.	Description of Exhibit
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
10.23
First Amendment to Credit Agreement dated April 29, 2014 by and between Skullcandy, Inc., a Delaware corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 on Form 8-K/A, filed on August 6, 2014)

10.24	Astro Gaming Supplemental Compensation Plan (incorporated by reference to Exhibit 10.35 to Skullcandy, Inc.'s Form 10-K, filed March 17, 2014)
10.25	Amended and restated employment agreement between Skullcandy, Inc. and S. Hoby Darling, incorporated by reference to Exhibit 10.1 on Skullcandy Inc.'s Form 10-Q, filed on August 9, 2014
10.26	Amended and restated employment agreement between Skullcandy, Inc. and Jason Hodell, incorporated by reference to Exhibit 10.2 on Skullcandy Inc.'s Form 10-Q, filed on August 9, 2014
10.27	Amended and restated employment agreement between Skullcandy, Inc. and Sam Paschel Jr., incorporated by reference to Exhibit 10.3 on Skullcandy Inc.'s Form 10-Q, filed on August 9, 2014
10.28	Amended and restated employment agreement between Skullcandy, Inc. and Patrick Grosso, incorporated by reference to Exhibit 10.4 on Skullcandy Inc.'s Form 10-Q, filed on August 9, 2014
10.29	Amended and restated employment agreement between Skullcandy, Inc. and David Raffone (incorporated by reference to Exhibit 10.5 on Skullcandy Inc.'s Form 10-Q, filed on August 9, 2014
10.30	Second Amendment to Credit Agreement dated April 7, 2015 by Skullcandy, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.1 on Form 8-K, filed on April 10, 2015)
10.31
Form of Lease Agreement dated as of August 19, 2015 between Boyer Snyderville 2, L.C. and Skullcandy, Inc., (incorporated by reference to Exhibit 10.1 on Skullcandy Inc.'s Form 10-Q, filed on November 9, 2015)

10.32
Form of Expansion Space Agreement dated as of August 19, 2015 between Boyer Snyderville Junction L.C. and Skullcandy, Inc., (incorporated by reference to Exhibit 10.2 on Skullcandy Inc.'s Form 10-Q, filed on November 9, 2015)

10.33
Form of Work Letter dated as of August 19, 2015 between Boyer Synderville 2, L.C. and Skullcandy, Inc., (incorporated by reference to Exhibit 10.3 on Skullcandy Inc.'s Form 10-Q, filed on November 9, 2015)

10.34	Lease Addendum No.8 between Cottonwood Newpark One, L.C. and Skullcandy, Inc., (incorporated by reference to Exhibit 10.4 on Skullcandy Inc.'s Form 10-Q, filed on November 9, 2015)
10.35	Lease Addendum No.9 between Cottonwood Newpark One, L.C. and Skullcandy, Inc., (incorporated by reference to Exhibit 10.5 on Skullcandy Inc.'s Form 10-Q, filed on November 9, 2015)
10.36	Form of Lease Agreement dated September 29, 2015 between 140 Partners, L.P. and Skullcandy, Inc., (incorporated by reference to Exhibit 10.6 on Skullcandy Inc.'s Form 10-Q, filed on November 9, 2015)
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit No.	Description of Exhibit
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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
Jason Hodell
Chief Financial Officer and Chief Operating Officer
March 4, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2016.

SIGNATURE	TITLE

/s/ S. HOBY DARLING	President, Chief Executive Officer and Director (Principal Executive Officer)
S. Hoby Darling
/s/ JASON HODELL	Chief Financial Officer and Chief Operating Officer (Principal Accounting and Financial Officer)
Jason Hodell
/s/ DOUG COLLIER	Chairman of the Board
Doug Collier
/s/ RICK ALDEN	Director
Rick Alden
/s/ JAY BROWN	Director
Jay Brown
/s/ JEFF KEARL	Director
Jeff Kearl
/s/ SCOTT OLIVET	Director
Scott Olivet
/s/ HEIDI O'NEILL	Director
Heidi O'Neill
/s/ GREG WARNOCK	Director
Greg Warnock

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Skullcandy, Inc.
We have audited the accompanying consolidated balance sheets of Skullcandy, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Skullcandy, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Skullcandy, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Salt Lake City, Utah
March 4, 2016

SKULLCANDY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,030	$21,623
Short-term investments	543	15,010
Total cash, cash equivalents, and short-term investments	23,573	36,633
Accounts receivable, net of allowance for doubtful accounts of $3.3 million and $1.9 million	84,909	74,358
Inventories, net	41,686	54,981
Prepaid expenses and other current assets	6,189	4,050
Deferred taxes	3,999	3,052
Total current assets	160,356	173,074
Property and equipment, net	14,830	12,911
Intangibles	7,433	8,814
Goodwill	13,867	13,867
Deferred financing fees	31	41
Non-current deferred taxes	923	3,459
Other non-current assets	250	—
Total assets	$197,690	$212,166
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,216	$27,309
Accrued liabilities	21,931	29,161
Current deferred taxes	190	184
Total current liabilities	35,337	56,654
Non-current deferred taxes	1,148	1,418
Non-current liabilities	1,117	557
Total liabilities	37,602	58,629
Stockholders’ equity:
Preferred stock, par value $0.0001 per share:
Authorized shares - 10,000
Issued and outstanding shares	—	—
Common stock, par value $0.0001 per share:
Authorized shares - 200,000
Issued shares - 33,065 and 32,605
Outstanding shares - 28,544 and 28,239	3	3
Treasury stock:
Shares at cost - 4,826 and 4,826	(43,294)	(43,294)
Additional paid-in capital	137,535	136,132
Accumulated other comprehensive loss	(818)	(625)
Retained earnings	66,662	60,781
Total stockholders’ equity	160,088	152,997
Noncontrolling interests	—	540
Total stockholders’ equity attributable to Skullcandy	160,088	153,537
Total liabilities and stockholders’ equity	$197,690	$212,166
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$266,316	$247,812	$210,092
Cost of goods sold	156,441	137,178	116,958
Gross profit	109,875	110,634	93,134
Selling, general and administrative expenses	100,903	98,847	98,129
Income (loss) from operations	8,972	11,787	(4,995)
Other expense	1,578	1,560	516
Interest (income) expense	(2)	131	382
Income (loss) before income taxes and noncontrolling interests	7,396	10,096	(5,893)
Income tax expense (benefit)	2,103	2,523	(2,882)
Net income (loss)	5,293	7,573	(3,011)
Net (loss) income attributable to noncontrolling interests	(588)	(26)	25
Net income (loss) attributable to Skullcandy, Inc.	$5,881	$7,599	$(3,036)
Net income (loss) per common share attributable to Skullcandy, Inc.
Basic	$0.21	$0.27	$(0.11)
Diluted	0.20	0.27	(0.11)
Weighted average common shares outstanding
Basic	28,415,066	28,058,603	27,740,945
Diluted	28,828,758	28,570,472	27,740,945

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)

	Twelve Months Ended December 31,
	2015	2014	2013
Net income (loss)	$5,293	$7,573	$(3,011)
Change in unrealized gain (loss) on foreign currency cash flow hedges, net of tax expense of $98, $20 and $20, for the years ended December 31, 2015, 2014 and 2013, respectively	181	268	(178)
Change in unrecognized actuarial loss, net of tax benefit of $1 and $45 for the years ended December 31, 2015 and 2014, respectively	(3)	(441)	—
Change in unrealized gain (loss) on short-term investments, net of tax benefit of $1 and $9 for the years ended December 31, 2015 and 2014, respectively	29	(30)	—
Foreign currency translation adjustment	(400)	(251)	29
Comprehensive income (loss)	5,100	7,119	(3,160)
Comprehensive (loss) income attributable to noncontrolling interests	(588)	(26)	25
Comprehensive income (loss) attributable to Skullcandy, Inc.	$5,688	$7,145	$(3,185)

See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Skullcandy Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2012	27,699	$3	$(43,294)	$128,676	$(22)	$56,218	$141,581	$541	$142,122
Net income (loss)	—	—	—	—	—	(3,036)	(3,036)	25	(3,011)
Exercise of stock options	44	—	—	174	—	—	174	—	174
Vesting of restricted stock	35	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,632	—	—	3,632	—	3,632
Tax benefit related to stock options	—	—	—	(92)	—	—	(92)	—	(92)
Deferred tax asset true up to APIC pool	—	—	—	(962)	—	—	(962)	—	(962)
Unrealized loss on foreign currency cash flow hedges, net of tax	—	—	—	—	(178)	—	(178)	—	(178)
Foreign currency translation	—	—	—	—	29	—	29	—	29
Balance at December 31, 2013	27,778	$3	$(43,294)	$131,428	$(171)	$53,182	$141,148	$566	$141,714
Net income (loss)	—	—	—	—	—	7,599	7,599	(26)	7,573
Exercise of stock options	288	—	—	2,128	—	—	2,128	—	2,128
Issuance of common stock for restricted share units	209	—	—	—	—	—	—	—	—
Shares withheld related to issuance of common stock for restricted share units	(36)	—	—	(354)	—	—	(354)	—	(354)
Stock-based compensation	—	—	—	3,398	—	—	3,398	—	3,398
Unrealized gain on foreign currency cash flow hedges, net of tax	—	—	—	—	268	—	268	—	268
Unrealized loss on short-term investments, net of tax	—	—	—	—	(30)	—	(30)	—	(30)
Unrealized loss on pension liability, net of tax	—	—	—	—	(441)	—	(441)	—	(441)
Tax benefit related to stock options	—	—	—	(468)	—	—	(468)	—	(468)
Foreign currency translation	—	—	—	—	(251)	—	(251)	—	(251)
Balance at December 31, 2014	28,239	$3	$(43,294)	$136,132	$(625)	$60,781	$152,997	$540	$153,537
Net income (loss)	—	—	—	—	—	5,881	5,881	(588)	5,293
Exercise of stock options	50	—	—	359	—	—	359	—	359
Issuance of common stock for restricted share units	311	—	—	—	—	—	—	—	—
Shares withheld related to issuance of common stock for restricted share units	(56)	—	—	(489)	—	—	(489)	—	(489)
Stock-based compensation	—	—	—	3,992	—	—	3,992	—	3,992
Unrealized gain on foreign currency cash flow hedges, net of tax	—	—	—	—	181	—	181	—	181
Unrealized gain on short-term investments, net of tax	—	—	—	—	29	—	29	—	29
Unrealized loss on pension liability, net of tax	—	—	—	—	(3)	—	(3)	—	(3)
Purchase of non-controlling interest	—	—	—	(800)	—	—	(800)	48	(752)
Reduction in deferred tax assets due to expired options	—	—	—	(1,728)	—	—	(1,728)	—	(1,728)
Tax impacts to APIC pool related to share based award activity	—	—	—	69	—	—	69	—	69
Foreign currency translation	—	—	—	—	(400)	—	(400)	—	(400)
Balance at December 31, 2015	28,544	$3	$(43,294)	$137,535	$(818)	$66,662	$160,088	$—	$160,088
See accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$5,293	$7,573	$(3,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	10,305	9,623	9,428
Loss on disposal of property and equipment and intangible assets	69	670	2,187
Provision for doubtful accounts	2,324	619	1,312
Deferred income taxes	899	(210)	(4,927)
Non-cash interest expense	10	188	177
Amortization of stock-based compensation expense	3,992	3,398	3,632
Foreign currency remeasurement loss	1,810	797	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,161)	(18,113)	17,305
Inventories	12,453	(15,183)	1,140
Prepaid expenses and other	(2,995)	(112)	1,504
Accounts payable	(13,055)	10,882	(6,339)
Accrued liabilities	(8,480)	7,015	1,048
Net cash (used in) provided by operating activities	(1,536)	7,147	23,456
Investing activities
Purchase of property and equipment	(10,461)	(11,064)	(4,111)
Purchase of intangible assets	—	—	(20)
Purchases of short-term investments	—	(15,010)	—
Proceeds from sales of short-term investments	14,495	—	—
Net cash provided by (used in) investing activities	4,034	(26,074)	(4,131)
Financing activities
Debt issuance costs	—	—	(241)
Proceeds from exercise of stock options	359	2,128	174
Taxes paid related to net share settlement of equity awards	(489)	—	—
Income tax benefit (detriment) from share based compensation	69	(468)	(92)
Purchase of minority interest	(752)	—	—
Net cash (used in) provided by financing activities	(813)	1,660	(159)
Effect of exchange rate changes on cash and cash equivalents	(278)	55	324
Net increase (decrease) in cash and cash equivalents	1,407	(17,212)	19,490
Cash and cash equivalents, beginning of year	21,623	38,835	19,345
Cash and cash equivalents, end of year	$23,030	$21,623	$38,835
Supplemental cash flow information:
Cash paid for interest	$—	$—	$1
Cash paid for income tax	3,782	1,430	7,042
Supplemental non-cash activities:
Purchases of property and equipment financed through accounts payable	$569	$—	$—
See the accompanying notes to consolidated financial statements.

SKULLCANDY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of the Business
Skullcandy, Inc. creates world-class audio experiences through its Skullcandy® and Astro Gaming® brands. Founded at the intersection of music, sports, technology and creative culture, Skullcandy brand creates world-class audio and gaming products for the risk takers, innovators, and pioneers who inspire us all to live life at full volume. From new innovations in the science of sound and human potential, to collaborations with up-and-coming musicians and athletes, Skullcandy lives by its mission to inspire life at full volume through forward-thinking technologies and ideas, and leading edge design and materialization. Astro Gaming creates premium video gaming equipment for professional gamers, leagues, and gaming enthusiasts. Astro Gaming was founded in the pits of competitive gaming and has become synonymous with pinnacle gaming experiences. Skullcandy and Astro Gaming products are sold and distributed through a variety of channels around the world from the Company’s global locations in Park City, San Francisco, London, Tokyo, Zurich, Mexico City, and Shanghai, as well as through partners in some of the most important culture, sports, and gaming hubs in the world. The Skullcandy brand website can be found at http://www.skullcandy.com. The Astro Gaming website can be found at http://www.astrogaming.com.

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
The Company entered into a joint venture in Mexico on September 19, 2011. The Company had the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings (losses) of operations which are applicable to the other noncontrolling partner, have been classified as non-controlling interests in the accompanying financial statements. On December 31, 2015, the Company acquired the minority interest in its Mexico joint venture to gain full control of the efforts in this market and now operates a wholly-owned subsidiary in this market. As the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent.
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB decided to defer the effective date of its new revenue standard by one year. It is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods, and early adoption is permitted with the originally proposed effective date for reporting periods beginning after December 15, 2016. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company has not yet determined the adoption approach and is currently evaluating the impact, if any, the adoption of this standard will have on the Consolidated Financial Statements.
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

	Net Sales Customer A	Net Sales Customer B
For the year ended December 31, 2015	19%	*
For the year ended December 31, 2014	12%	*
For the year ended December 31, 2013	14%	10%
*Indicates less than 10% of net sales for the period.
Customer A accounted for 26% and 25% of the Company’s accounts receivable as of December 31, 2015 and 2014, respectively. Customer B accounted for less than 10% of the Company's accounts receivable as of December 31, 2015 and 2014, respectively. No other single customer accounted for greater than 10% of the Company’s accounts receivable balance as of December 31, 2015 and 2014.
The Company maintains its cash balances at various financial institutions, which are predominantly in the United States. At times such balances may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash.
In 2015 and 2014, substantially all of the Company’s products were manufactured in China.
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
As of December 31, 2015 and 2014, the Company had reserves for excess and obsolete inventory of approximately $2.3 million and $1.5 million, respectively. As of December 31, 2015 and 2014, substantially all of the Company’s inventory was comprised of finished goods.
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
The Company reviews property and equipment and certain identifiable intangible assets for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record impairments on long-lived assets during 2015, 2014 and 2013.
Prior to the acquisitions of Astro Gaming in April 2011 and Kungsbacka 57 AB in August 2011, the Company did not have goodwill. The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any impairments on goodwill, however the Company did record a $688,000 impairment charge in the quarter ended March 31, 2014 related to indefinite lived intangible trademarks and domain names which is reflected in the year ended December 31, 2014. No goodwill or intangible asset impairment charges were recognized in 2015, 2014 and 2013.
The Company amortizes intangible assets with definite lives over their estimated useful lives and review these assets for impairment. The Company is currently amortizing the acquired intangible assets with definite lives over periods ranging between 3 to 8 years.

Accrued Liabilities
Accrued liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Sales returns and allowances	$7,037	$7,168
Accrued co-op advertising	3,153	2,762
Accrued payroll and benefits	4,253	7,474
Warranty accrual	792	753
Income taxes payable	1,231	2,492
Sales commissions	486	665
Accrued royalties	1,903	1,657
Other accrued liabilities	3,076	6,190
Accrued liabilities	$21,931	$29,161
Non-current liabilities consist of uncertain tax positions and the Company's net pension liability related to a defined benefit pension plan for employees located in Switzerland. This net pension liability totaled $734,000 and $557,000 as of December 31, 2015 and 2014, respectively.
Revenue Recognition and Sales Returns and Allowances
Net sales are recognized when title and risk of loss pass to the retailer, distributor or customer and when collectability is reasonably assured. Generally, the Company extends credit to its retailers and distributors and do not require collateral. Our payment terms are typically net-30 with terms up to net-120, and higher for certain international customers. The Company recognizes revenue net of estimated product returns and pricing adjustments, including any point of purchase fees. Further, the Company provides product warranties in accordance with the contract terms given to various retailers and end users by accruing estimated warranty costs at the time of revenue recognition based on historical experience. Charges to customers for shipping and handling are included in net sales and the corresponding shipping and handling expenses are included in cost of goods sold in the accompanying consolidated statements of operations. The Company has entered into contracts with various retailers granting a conditional right of return allowance with respect to defective products. The contracts with each retailer specify the defective allowance percentage of gross sales. The Company has executed an open return program with a major retailer allowing for an unlimited amount of returns. Estimates are based on actual experience and are recorded as a reduction of revenue at the time of recognition or when circumstances change resulting in a change in estimated returns.
Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products. Historically, the Company has offered limited warranties on sales and therefore accrues for average returns and replacements.
Activity in the warranty accrual balance, which is included in accrued liabilities on the consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2013	1,582
Warranty Claims	(989)
Warranty Costs Accrued	160
Balance at December 31, 2014	$753
Warranty Claims	(834)
Warranty Costs Accrued	873
Balance at December 31, 2015	$792
Demand Creation and Research and Innovation
The Company expenses demand creation marketing costs, or advertising costs, generally as they are incurred and they appear in the selling, general and administrative portion of the consolidated statement of operations. Total demand creation marketing spend encompasses in-store displays, in-store fixtures, print, TV & online media purchases, athletes & team sponsorships, trade show or event costs, retailer co-op advertising programs, promotional items, certain licensing fees, content creation and royalty spending. The Company has certain sponsorship arrangements with athletes and musicians and recognizes the expense associated with contractual sponsorships in accordance with the terms of the contract. Various sponsorship arrangements specify a payment upon consummation of the contract as well as monthly installments. Prepayments are expensed ratably over the term of the contract. Other sponsorship arrangements specify a payment based on discrete performance criteria, such as a podium appearance, and are expensed upon achievement of the performance criteria. Total demand creation marketing spend was approximately $28.2 million, $26.0 million and $27.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amounts capitalized on the balance sheet as prepayments were $373,000 and $260,000 as of December 31, 2015 and 2014, respectively. Amounts paid to individuals and teams for contractual sponsorships were approximately $1.3 million, $1.8 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
In recent years the Company has increased employee headcount and spend towards research and innovation. Total research and innovation spend was approximately $1.4 million, $1.0 million and $454,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Numerator
Net income (loss) attributable to Skullcandy, Inc.	$5,881	$7,599	$(3,036)
Denominator
Weighted average common stock outstanding for basic net income per common share	28,415	28,059	27,741
Effect of dilutive shares	414	512	—
Weighted average common shares and dilutive securities outstanding	28,829	28,570	27,741
For the years ended December 31, 2015, 2014 and 2013, 1.5 million, 1.3 million and 2.6 million shares subject to stock options and restricted stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.
Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based compensation awards granted to employees, directors and any others to be measured at fair value and recognized as an expense in the financial statements. In addition, this guidance requires that excess tax benefits related to stock-based compensation awards be reflected as financing cash flows.
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
Foreign Currency
The Company translates the financial statements of its international subsidiaries that have the local currency as their functional currency to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. The Company recorded $(400,000), $(251,000) and $29,000 of net translation (loss) gain in years ended December 31, 2015, 2014 and 2013, respectively. The Company records net gains and losses resulting from foreign exchange transactions as a component of other expense. These gains and losses are net of those realized on foreign exchange contracts. The Company recorded foreign exchange transaction losses of $918,000, $575,000 and $421,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
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

3. Investments
As of December 31, 2015, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$543	$(2)	$541

During the year ended December 31, 2015, the Company sold $14.5 million of its short-term investments and recognized an insignificant amount of realized losses. The Company did not recognize any other-than-temporary impairment, gains or losses from any transfer from securities from the available-for-sale category into the trading category, and recognized insignificant proceeds or realized gains or losses for the years ended December 31, 2015, 2014 and 2013, and does not expect any significant other-than temporary impairment in future periods.
As of December 31, 2014, the Company had the following available-for-sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$15,040	$(30)	$15,010

4. Allowance for Doubtful Accounts and Sales Returns
Following is a rollforward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2012	$2,561	$4,069
Provision	1,312	25,305
Deductions	(1,992)	(22,364)
Balance, December 31, 2013	1,881	7,010
Provision	619	30,404
Deductions	(565)	(30,246)
Balance, December 31, 2014	1,935	7,168
Provision	2,251	33,082
Deductions	(933)	(33,213)
Balance, December 31, 2015	$3,253	$7,037

5. Property and Equipment, Net
Property and equipment, net, consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Cost:
Leasehold improvements	$3,281	$3,074
Furniture and fixtures	9,341	13,112
Other equipment	12,214	10,145
Computer equipment and software	6,998	7,596
Vehicles	212	253
	32,046	34,180
Less accumulated depreciation	(17,216)	(21,269)
Property and equipment, net	$14,830	$12,911
Depreciation expense related to property and equipment was $8.9 million, $8.1 million and $7.9 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

6. Goodwill and Intangibles
The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not record any impairment charges on goodwill or intangibles in the year ended December 31, 2015. In the year ended December 31, 2014, the Company did not record any impairment charge on goodwill, but did record a $688,000 impairment charge in the quarter ended March 31, 2014 related to indefinite lived intangible trademarks and domain names which is reflected in the year ended December 31, 2014. This impairment charge was included in selling, general and administrative expense. The Company did not recognize any other goodwill or intangible asset impairment charges in 2015, 2014 and 2013.
Intangible assets subject to amortization consist principally of amounts assigned to non-compete agreements and customer relationships. The trade/brand name is not subject to amortization. Intangible assets as of December 31, 2015 consist of the following:

	December 31, 2015
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization, including Impairment Charges	Net Book Value
Customer relationships	3.7	$10,850	$5,787	$5,063
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	857	687	170
Total		$13,907	$6,474	$7,433

	December 31, 2014
	(in thousands)
	Weighted Average Remaining Life	Gross Carrying Amount	Accumulated Amortization, including Impairment Charges	Net Book Value
Customer relationships	4.7	10,850	4,406	6,444
Trade/brand name	Indefinite	2,200	—	2,200
Registration of trademarks and domain names	Indefinite	857	687	170
Total		$13,907	$5,093	$8,814
Aggregate amortization expense for amortizing intangible assets was $1.4 million, $1.5 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization expense for each of the next five years is as follows:

	2016	2017	2018	2019	2020
	(in thousands)
Estimated annual amortization expense	$1,381	$1,381	$1,381	$921	$—

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
The effective portion of the gain or loss on derivative instruments designated and qualifying for hedge accounting is deferred in other comprehensive income. Any ineffectiveness in these designated hedging relationships is recognized in current period earnings. Similarly, the changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated hedging relationships are reclassified into earnings in the period that the hedged forecasted sales transactions effect earnings. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument were to no longer qualify for hedge accounting or it becomes probable that the originally-forecasted hedged transactions will not occur, then hedge accounting would cease and the related change in fair value of the ineffective portion of the derivative instrument would be reclassified from accumulated other comprehensive income (loss) and recognized in earnings. The Company does not offset fair value amounts recognized for derivative instruments.
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
As a result of the Company's hedging program, the Company recognized the following in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, respectively (in thousands).

	For the years ended December 31,
	2015	2014	2013
Total impact on net sales	$82	$574	$(435)
Total impact on other income (expense )	1,479	269	(134)
	$1,561	$843	$(569)
Derivatives Designated as Hedging Instruments—Cash Flow Hedges
The Company uses currency forward contracts as cash flow hedges to manage its exposure to fluctuations in the Euro (EUR) to U.S. Dollar (USD) and Great British Pound (GBP) to U.S. Dollar exchange rates on a portion of forecasted international net sales expected to be realized over a maximum of twelve months. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

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
As of December 31, 2015, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional	Buy Notional
Sell EUR/Buy USD Forward Contract	17	€5,086	US$	5,595
Sell GBP/Buy USD Forward Contract	16	£7,667	US$	11,583
	33		US$	17,178
These contracts have maturities of 12 months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Change in Amount of Unrealized Gain (loss) Recognized in OCI on Derivative (Effective Portion)			Location of Realized Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Realized Gain (loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Location of Realized Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Realized Gain (loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014	2013		2015	2014	2013		2015	2014	2013
Sell EUR/Buy USD Forward Contract	$94	$414	$(376)	Net sales	$88	$273	$(277)	Net sales	$—	$124	$7
Sell GBP/Buy USD Forward Contract	158	219	(82)	Net sales	(114)	113	18	Net sales	—	(17)	2
	$252	$633	$(458)		$(26)	$386	$(259)		$—	$107	$9
The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) will be realized in the consolidated statements of operations over the next twelve months and the amount will vary depending on market rates.
Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities as well as certain other forecasted sales. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions (for derivatives hedging monetary assets and liabilities), are reflected in the accompanying consolidated statements of operations under the caption “Other (income) expense.” As of December 31, 2015, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional		Buy Notional
Sell EUR/Buy USD Forward Contract	14		€3,149	US$	3,414
Sell GBP/Buy USD Forward Contract	2		£4,577	US$	6,773
Sell CAD/Buy USD Forward Contract	21	C$	16,241	US$	11,947
Sell CHF/Buy USD Forward Contract	13	Fr.	3,087	US$	2,949
Sell MXN/Buy USD Forward Contract	17		$87,103	US$	5,104
Sell JPY/Buy USD Forward Contract	1		¥325,323	US$	2,700
Sell CNY/Buy USD Forward Contract	1		¥50,858	US$	7,740
	69			US$	40,627
These contracts generally have maturities of within the next twelve months.
The following table summarizes the amount of income from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

	Location of Gain (loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2015	2014	2013
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$101	$116	$(138)
Sell GBP/Buy USD Forward Contract	Net sales	7	72	(48)
Sell CAD/Buy USD Forward Contract	Other income (expense)	358	—	—
Sell CHF/Buy USD Forward Contract	Other income (expense)	(128)	—	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	218	—	—
		$556	$188	$(186)
Monetary assets and liability hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$102	$183	$(95)
Sell GBP/Buy USD Forward Contract	Other income (expense)	262	86	(39)
Sell CAD/Buy USD Forward Contract	Other income (expense)	404	—	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	249	—	—
Sell JPY/Buy USD Forward Contract	Other income (expense)	(8)	—	—
Sell CNY/Buy USD Forward Contract	Other income (expense)	22	—	—
		$1,031	$269	$(134)
The impact of monetary asset and liability hedges not designated as hedging instruments was offset by the remeasurement of the underlying balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivatives Asset		Derivative Liabilities
	As of December 31,		As of December 31,
	2015	2014	2015	2014
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$47	$—	$16	$—
Sell GBP/Buy USD Forward Contract	273	—	—	—
	$320	$—	$16	$—
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$45	$50	$57	$—
Sell GBP/Buy USD Forward Contract	27	7	—	2
Sell CAD/Buy USD Forward Contract	211	—	14	—
Sell CHF/Buy USD Forward Contract	3	—	116	—
Sell MXN/Buy USD Forward Contract	86	—	5	—
Sell JPY/Buy USD Forward Contract	—	—	1	—
Sell CNY/Buy USD Forward Contract	—	—	30	—
	$372	$57	$223	$2
The amounts set forth in the table above represent the gross asset or liability. These derivatives are subject to master netting agreements giving effect to rights of offset with each counterparty. Taking into consideration this right of offset, the derivatives are in a net asset position of $453,000 and $55,000 as of December 31, 2015 and 2014, respectively.

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
Level 3—unobservable inputs.

The majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

The fair value of these financial instruments was determined using the following levels of inputs as of December 31, 2015 (in thousands):

	Fair Value Measurements at December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$692	$—	$692
Cash equivalents - Money market funds	400	—	—	400
Debt mutual funds	—	541	—	541
Total assets	$400	$1,233	$—	$1,633

Liabilities:
Derivative financial instruments	—	239	—	239

There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the year ended December 31, 2015.
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

9. Debt
Credit Facility
On August 19, 2013, the Company entered into a credit agreement and revolving line of credit, or the credit facility, with Wells Fargo Bank, National Association which was subsequently amended on April 29, 2014, which provides a line of credit up to $10 million, and expires on August 19, 2018. As a subfeature, the credit facility provided for letters of credit up to $5 million. The credit facility is secured with a first-priority lien against substantially all of the assets of the Company.
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
The Company’s credit facility also contains certain financial covenants and other restrictions that limit the Company’s ability, among other things, to: (a) make fixed asset purchases in any fiscal year greater than $19 million in aggregate for fiscal year 2015, $23 million for fiscal year 2016, and $15 million for any fiscal year thereafter; (b) incur operating lease expenses in any fiscal year greater than $3 million in aggregate; and (c) create, incur, assume or permit to exist any indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several, except (1) the liabilities of the Company and each of its subsidiaries to Wells Fargo, (2) permitted investments, (3) uncapped permitted indebtedness, and (4) capped permitted indebtedness up to $2 million in the aggregate outstanding at any one time. Additional covenants and other restrictions exist that limit the Company’s ability, among other things, to: undergo a merger or consolidation, sell certain assets, create liens, guarantee certain obligations of third parties, make certain investments or acquisitions, and declare dividends or make distributions.
At December 31, 2015, the Company was in compliance with all applicable covenants in the credit facility.

10. Income Taxes
Income tax expense consisted of the following components:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$2,362	$3,012	$306
State	(52)	302	95
Foreign	338	(116)	1,718
Total current	2,648	3,198	2,119
Deferred:
Federal	36	(385)	(3,759)
State	97	(123)	(212)
Foreign	(678)	(167)	(1,030)
Total deferred	(545)	(675)	(5,001)
Total provision (benefit) for income taxes	$2,103	$2,523	$(2,882)
The Company has not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2015 because the Company intends to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings.
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014
U.S. federal statutory income tax rate	34.0%	34.0%
State tax, net of federal tax impact	2.2%	1.5%
Stock-based compensation	(0.2)%	(1.2)%
Reduction in deferred tax assets due to expired options	6.7%	—%
Tax credits	(9.4)%	(3.3)%
Foreign rate differential	(2.3)%	(6.5)%
Meals and entertainment	1.5%	—%
Other	(4.1)%	0.4%
	28.4%	24.9%
Total earnings before income tax expense and noncontrolling interests were comprised of the following:

	December 31,
	2015	2014
	(in thousands)
Domestic operations	$7,897	$7,782
Foreign operations	(501)	2,314
Earnings before income tax expense and noncontrolling interests	$7,396	$10,096
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and (liabilities) are as follows:

	December 31,
	2015	2014
	(in thousands)
Current deferred tax assets (liabilities):
Bad debt reserve	$(98)	$33
Obsolete inventory reserve	71	(53)
Allowance for sales returns	1,826	1,668
Warranty reserve	277	269
Intercompany revenues	—	127
Net operating loss	364	289
Uniform capitalization regulation accrual	554	489
Accrued severance method change	(81)	—
Accrued liabilities	867	—
Other	43	46
Total net current deferred tax assets	3,823	2,868
Noncurrent deferred tax assets (liabilities):
Fixed assets	(1,178)	(656)
Stock compensation	2,596	4,580
Net operating loss	657	604
Amortization of intangible assets	(1,943)	(1,935)
Accrued severance	(163)	—
State research and development credit carryovers	390	—
Other	96	52
Total net noncurrent deferred tax assets before valuation allowance	455	2,645
Valuation allowance	(695)	(604)
Total net noncurrent deferred tax assets (liabilities), net of valuation allowance	(240)	2,041
Total net deferred tax assets	$3,583	$4,909
As of December 31, 2015, the Company had $1.0 million in deferred tax assets associated with foreign net operating loss carryforwards which will begin to expire in 5 to 10 years. As of December 31, 2015 the Company has established a valuation allowance of $492,000 against the portion of the net operating loss carryovers which are more likely than not to not be realized. Our state credits have a carry forward period of 10 to 14 years and will begin expiring in 8 to 12 years.
Deferred tax assets and liabilities are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current, depending on the periods in which the temporary differences are expected to reverse.
The Company has not recorded a deferred tax liability for $21.2 million of undistributed earnings of subsidiaries located outside of the United States.  Although tax liabilities might result from the payment of dividends out of such earnings, or as a result of a sale or liquidation of non-U.S. subsidiaries, these earnings are permanently reinvested outside of the United States and the Company does not have any plans to repatriate these earnings or to sell or liquidate any of these non-U.S. subsidiaries.  To the extent that the Company is able to repatriate the unremitted earnings in a tax efficient manner, or in the event of a change in capital situation or investment strategy in which such funds become needed for funding U.S. operations, the Company would be required to accrue and pay U.S. taxes to repatriate these funds, net of foreign tax credits.  The determination of the tax liability upon repatriation is not practicable.
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

During the year ended December 31, 2015, the aggregate changes in the total gross amount of unrecognized tax benefits were as follows (in thousands):

December 31, 2014	$352
Decrease of unrecognized tax benefits taken in prior years	(167)
Increase in unrecognized tax benefits related to current year	199
December 31, 2015	$384
The Company does not anticipate any significant change within 12 months of this reporting date of its uncertain tax positions, and the Company does not anticipate any events which could cause a change to these uncertainties. The Company recognizes accrued interest and penalties related to uncertain tax positions as part of income tax expense. As of December 31, 2015 and 2014, the Company has no significant accrued interest and penalties. As of December 31, 2015, the U.S. Federal statute of limitations remains open for the tax years ended December 31, 2011 and forward. The majority of the state statutes of limitations remain open for the tax years ended December 31, 2011 and forward.
During the years ended December 31, 2015 and 2014, the Company recorded a tax expense of $1.7 million and $468,000, respectively directly to deferred tax assets and additional paid-in-capital for expired, exercised, or vested equity awards.

11. Segment Information
The Company manages its business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers ("CODM") in deciding how to allocate resources and in assessing performance. The Company has determined that the CODM is the Chief Executive Officer and the Chief Financial Officer, collectively. The Company's operating segments and reporting segments are the same. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated for segment reporting purposes, therefore the Company believes that the best metric for segment performance is gross profit. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico, and all other geographic areas outside the United States that are served by the Company’s International operations. The Company primarily operates in the consumer products category in which the Company develops and distributes headphones and other audio products. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance.
Information related to the Company’s segments is as follows:

	December 31,
	2015	2014
	(in thousands)
Net sales
Domestic	$190,926	$174,663
International	75,390	73,149
Consolidated net sales	$266,316	$247,812
Gross profit
Domestic	$80,311	$78,495
International	29,564	32,139
Consolidated gross profit	$109,875	$110,634
Income from operations
Domestic	$6,495	$5,248
International	2,477	6,539
Consolidated income from operations	$8,972	$11,787

	December 31,
	2015	2014
	(in thousands)
Identifiable assets
Domestic	$129,102	$140,176
International	68,588	71,990
Consolidated	$197,690	$212,166
Long-lived assets including intangible assets
Domestic	15,397	13,596
International	6,866	8,129
Consolidated	$22,263	$21,725
Goodwill
Domestic	6,805	6,805
International	7,062	7,062
Consolidated	$13,867	$13,867

12. Employee Benefit Plans
The Company maintains a salary deferral 401(k) plan for all full-time employees in the United States. This plan allows employees to contribute a portion of their pretax salary up to the maximum dollar limitation prescribed by the Internal Revenue Service. The Company made matching contributions to the plan totaling $489,000, $506,000 and $541,000 for the years ended December 31, 2015, 2014 and 2013, respectively and the expenses are included in selling, general and administrative expenses.
The Company also maintains a defined benefit pension plan for employees located in Switzerland. The Company had 28 and 26 insured employees as of December 31, 2015 and 2014, respectively, with employer contributions totaling $366,000 and $287,000 for the years ended December 31, 2015 and 2014, respectively. The net pension liability is included in non-current liabilities on the Company's Consolidated Balance Sheets and totaled $734,000 and $557,000 as of December 31, 2015 and 2014, respectively.

13. Stock-Based Compensation
Overview
The Company has an incentive award plan that provides for the grant of incentive and nonqualified options ("Stock Options" or "Options") to purchase the Company’s common stock, performance-based restricted stock units (“PSUs”) and restricted stock units (“RSUs”) to selected officers, other key employees and directors. Options are granted at a price not less than the fair market value on the date of grant and generally become exercisable between one and four years after the date of grant in accordance with an applicable vesting schedule, and generally expire 10 years from the date of grant.
RSUs granted to members of the Board of Directors vest annually subject to continued service on the Board.
The Company recorded $4.0 million, $3.4 million and $3.6 million in share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. All share-based compensation expense is included in selling, general and administrative expenses.
The unrecognized share-based compensation cost as of December 31, 2015 was $5.9 million, which is expected to be recognized over the weighted average remaining vesting period of 2.64 years. As of December 31, 2015, there were approximately 3.8 million shares of common stock available for future issuances.
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
Stock Options
The Company utilized the Black-Scholes-Merton valuation model for estimating the fair value of options granted. The Company calculated the fair value of each option grant on the respective dates of grant using the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Fair value of options granted	$4.94	$4.75	$4.08
Risk-free interest rate	1.64%	1.90%	1.21%
Expected term (in years)	6.3	6.3	6.3
Expected dividend yield	—%	—%	—%
Expected volatility	48.4%	54.0%	53.6%
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
Changes in stock options issued are as follows (in thousands):

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	3,984	0.37 – 20.00	$13.68
Granted	1,345	5.07 - 6.29	$5.33
Exercised	(44)	1.85 - 5.26	$3.98
Forfeited	(2,753)	5.33 - 20.00	$14.93
Balance at December 31, 2013	2,532	0.37 – 20.00	$8.06
Granted	410	7.45 - 9.11	$8.96
Exercised	(288)	5.26 - 8.06	$7.40
Forfeited	(805)	0.37 - 20.00	$9.91
Balance at December 31, 2014	1,850	0.37 – 20.00	$7.56
Granted	350	7.25 - 10.94	$10.21
Exercised	(50)	5.26 - 9.11	$7.13
Forfeited	(97)	5.33 - 11.99	$8.36
Balance at December 31, 2015	2,052	0.37 – 20.00	$7.98	7.28	$231
Vested	916	0.37 – 20.00	$8.49	6.16	$231
Unvested	1,136	5.07 - 12.42	$7.57	8.18	$—
Exercisable as of December 31, 2015	916	0.37 – 20.00	$8.49	6.16	$231

(1)	The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of Company’s common stock as of December 31, 2015.
The aggregate intrinsic value of stock options exercised during the year ended December 31, 2015 was approximately $138,000, which was the difference between the exercise price of the underlying stock options awards and the fair value of the Company’s common stock on the date of exercise.
Stock Option Exchange
On August 6, 2013, the Company commenced a voluntary employee stock option exchange program (the “Exchange Program”) to permit the Company’s eligible employees to exchange some or all of their eligible outstanding options (“Original Options”) to purchase the Company’s common stock with an exercise price greater than or equal to $9.62 per share, whether vested or unvested, for a lesser number of new stock options (“New Options”). In accordance with the terms and conditions of the Exchange Program, on September 4, 2013, the Company closed the exchange program and accepted outstanding options to purchase an aggregate of 1,120,847 shares of the Company’s common stock, with exercise prices ranging from $9.62 to $20.00, and issued, in exchange, an aggregate of 532,427 New Options with an exercise price of $5.33. The New Options cliff vest in increments of 25% on each anniversary. The exchange resulted in a decrease in the Company’s common stock subject to outstanding stock options by 588,420 shares, which increased the number of future shares available to be issued.
The Company did not record additional compensation cost related to the exchange as the estimated fair value of the new options did not exceed the fair value of the exchanged stock options calculated immediately prior to the exchange. The Company will recognize the remaining unamortized compensation cost related to the exchanged options over the vesting period of the New Options.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the twelve months ended December 31, 2015:

	PSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2012	270	$12.10
Granted	—	$—
Vested	—	$—
Forfeited or Canceled	(158)	$11.88
Balance at December 31, 2013	112	$12.42	5.60
Granted	7	$7.10
Vested	—	$—
Forfeited or Canceled	(112)	$12.27
Balance at December 31, 2014	7	$7.10	9.37
Granted	12	$10.58
Vested	—	$—
Forfeited or Canceled	—	$—
Balance at December 31, 2015	19	$9.28	8.90
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the year ended December 31, 2015:

	RSUs Outstanding	Weighted- Average Grant Date Fair Value	Weighted- Remaining Contractual Life
Balance at December 31, 2012	53	$12.06
Granted	855	$5.27
Vested	(35)	$13.85
Forfeited	(92)	$5.73
Balance at December 31, 2013	781	$5.28	9.60
Granted	444	$8.47
Vested	(209)	$5.50
Forfeited	(184)	$5.75
Balance at December 31, 2014	832	$6.83	8.97
Granted	552	$7.25
Vested	(311)	$6.78
Forfeited	(62)	$7.24
Balance at December 31, 2015	1,011	$7.03	8.80

Outstanding RSUs had an estimated market value of $4.8 million at the end of December 31, 2015. The estimated market value of the shares that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $2.6 million, $1.5 million and $0.2 million, respectively.

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

Year ending December 31:
2016	$954
2017	6
Total minimum sponsorship payments	$960
Future minimum payments under operating lease obligations are (in thousands):

Year ending December 31:
2016	$1,581
2017	1,493
2018	2,100
2019	2,145
2020	2,202
Thereafter	13,179
Total minimum lease payments	$22,700
Operating lease obligations primarily relate to the Company’s lease of office space in several countries with various expiration dates through 2027. The terms of these leases often include periods of free rent, or rent holidays and increasing rental rates over time. The Company recognizes rent expense on a straight-line basis and has accrued for rent expense recorded but not paid. Rent expense for the years ended December 31, 2015, 2014 and 2013 totaled $2.1 million, $1.9 million and $2.1 million, respectively. Estimated sublease income of $218,000 and $0 is expected to be received in 2016 and 2017, respectively.
Other contractual obligations consist of warehouse distribution services with the Company’s third party supply chain providers, which are (in thousands):

Year ending December 31:
2016	$1,833
2017	266
Total minimum other contractual obligations	$2,099
The Company also has other commitments and contingencies which include employment agreements with its executives and fully cancellable purchase orders none of which generally extend beyond one year.
On November 5, 2015, Peter Kravitz, as Liquidating Trustee of the RSH Liquidating Trust, filed a complaint against the Company in the U.S. States Bankruptcy Court for the District Court of Delaware alleging payments received by the Company were preferential payments and seeking the return of approximately $4.0 million in payments. The Company operated under a consignment relationship with the former Radio Shack entity. Therefore, the Company believes the payments received are not considered preferential and intends to vigorously defend this action.
On February 12, 2016, an alleged shareholder filed a putative securities class action complaint against the Company and certain Company officers and directors in the United States District Court for the District of Utah, captioned Davis v. Skullcandy, Inc., et al., No. 2:16-cv-00121-RJS. The complaint purports to be brought on behalf of shareholders who purchased common stock between August 7, 2015 and January 11, 2016. It asserts that the Company and certain officers and directors violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false or misleading statements concerning positioning and expectations for future growth. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. The Company believes the lawsuit is without merit and intends to vigorously defend this action.
The Company is subject to various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

15. Costs Associated with Exit or Disposal Activities

During the years ended December 31, 2015 and 2014, the Company did not incur any material charges associated with exit or disposal activities, and the Company had no such liability as of December 31, 2015 or December 31, 2014.
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