Form 10-Q
period 2016-03-31
SKULLCANDY, INC.
filed 2016-05-09
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016 28,627,192 shares of the registrant’s common stock were outstanding, par value of $0.0001.

SKULLCANDY, INC.

i

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$29,208	$23,030
Short-term investments	16,550	543
Total cash, cash equivalents, and short-term investments	45,758	23,573
Accounts receivable, net	46,834	84,909
Inventories, net	43,185	41,686
Prepaid expenses and other current assets	12,389	6,189
Current deferred tax assets	3,418	3,999
Total current assets	151,584	160,356
Property and equipment, net	14,477	14,830
Intangibles	7,088	7,433
Goodwill	13,867	13,867
Deferred financing fees	29	31
Non-current deferred tax assets	578	923
Other non-current assets	796	250
Total assets	$188,419	$197,690
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,856	$13,216
Accrued liabilities	16,644	21,931
Current deferred tax liabilities	371	190
Total current liabilities	29,871	35,337
Non-current deferred tax liabilities	1,072	1,148
Other non-current liabilities	1,197	1,117
Total liabilities	32,140	37,602
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	138,679	137,535
Accumulated other comprehensive loss	(866)	(818)
Retained earnings	61,757	66,662
Total stockholders’ equity	156,279	160,088
Total liabilities and stockholders’ equity	$188,419	$197,690

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share information)
(unaudited)

	Three months ended March 31,
	2016	2015
Net sales	$46,286	$45,642
Cost of goods sold	28,920	26,983
Gross profit	17,366	18,659
Selling, general and administrative expenses	24,140	22,307
Loss from operations	(6,774)	(3,648)
Other expense	180	995
Interest income	(12)	(16)
Loss before income taxes and noncontrolling interests	(6,942)	(4,627)
Income tax benefit	(2,037)	(793)
Net loss	(4,905)	(3,834)
Net loss attributable to noncontrolling interests	—	(103)
Net loss attributable to Skullcandy, Inc.	$(4,905)	$(3,731)
Net loss per common share attributable to Skullcandy, Inc.
Basic	$(0.17)	$(0.13)
Diluted	$(0.17)	$(0.13)
Weighted average common shares outstanding
Basic	28,562	28,267
Diluted	28,562	28,267

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(4,905)	$(3,834)
Unrealized (loss) gain on foreign currency cash flow hedges, net of tax (expense) benefit of $21 and ($132) for the three months ended March 31, 2016 and 2015, respectively	(41)	264
Change in unrecognized actuarial loss, net of tax benefit of $4 and $0 for the three months ended March 31, 2016 and 2015, respectively	(38)	—
Unrealized gain on available-for-sale securities, net of tax expense (benefit) of $0 for the three months ended March 31, 2016 and 2015, respectively	1	—
Foreign currency translation adjustment	30	(124)
Comprehensive loss	(4,953)	(3,694)
Comprehensive loss attributable to noncontrolling interests	—	(103)
Comprehensive loss attributable to Skullcandy, Inc.	$(4,953)	$(3,591)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(4,905)	$(3,834)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation of fixed assets and amortization of intangible assets	2,585	2,593
Loss on disposal of property and equipment and intangible assets	—	64
Provision for doubtful accounts	(162)	(258)
Deferred income taxes	1,061	1,604
Non-cash interest expense	2	2
Amortization of stock-based compensation expense	1,340	1,075
Foreign currency remeasurement (gain) loss	(563)	550
Changes in operating assets and liabilities:
Accounts receivable	38,386	28,885
Inventories	(1,254)	(9,261)
Prepaid expenses and other assets	(6,192)	(298)
Accounts payable	(476)	(5,568)
Accrued liabilities	(5,834)	(16,516)
Net cash provided by (used in) provided by operating activities	23,988	(962)
Investing activities
Purchase of property and equipment	(1,737)	(1,265)
Purchases of short-term investments	(16,009)	(11)
Net cash used in investing activities	(17,746)	(1,276)
Financing activities
Proceeds from exercise of stock options	—	292
Taxes paid related to net share settlement of equity awards	(132)	(272)
Income tax (detriment) benefit from share based compensation	(63)	54
Net cash (used in) provided by financing activities	(195)	74
Effect of exchange rate changes on cash and cash equivalents	131	(92)
Net increase (decrease) in cash and cash equivalents	6,178	(2,256)
Cash and cash equivalents, beginning of period	23,030	21,623
Cash and cash equivalents, end of period	$29,208	$19,367
Supplemental disclosure of cash flow information:
Cash paid for income tax	$4,182	$3,450
Supplemental non-cash activities:
Purchase of convertible note through accrued liabilities	$500	$—
Purchases of property and equipment financed through accounts payable	$99	$2,942

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
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015, and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position as of March 31, 2016 and 2015, results of operations for the three months ended March 31, 2016 and 2015, and cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016. The December 31, 2015 condensed consolidated balance sheet included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP for complete financial statements.
Prior period amounts have been reclassified to correct for immaterial error corrections and conform with current presentation for certain reclassifications of certain gaming licenses, marketing development fees, and slotting fees between SG&A and costs of goods sold. These reclassifications in total reduced gross profit and operating expenses by $59,000 and did not result in any adjustment to operating loss, net income, or earnings per share.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company entered into a joint venture in Mexico on September 19, 2011. The Company had the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, it has consolidated the results of the joint venture operations in its consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings (losses) of operations which are applicable to the other noncontrolling partner, have been classified as non-controlling interests in the accompanying financial statements for the 2015 period. On December 31, 2015, the Company acquired the minority interest in its Mexico joint venture to gain full control of the efforts in this market and now operates a wholly-owned subsidiary in this market. As the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Recently Issued Accounting Pronouncements
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). Upon adoption by an entity, ASU 2015-11 will simplify the subsequent measurement of inventory by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The new guidance applies only to inventories for which cost is determined by methods other than last-in-first-out (LIFO) and the retail inventory method. For inventory within the scope of ASU 2015-11, entities will be required to compare the cost of inventory to only one measure, its net realizable value, and not the three measures required by current guidance ("market," "subject to a floor," and a "ceiling"). When evidence exists that the net realizable value of inventory is less than its cost (due to damage, physical deterioration, obsolescence, changes in price levels or other causes), entities will recognize the difference as a loss in earnings in the period in which it occurs. ASU 2015-11 is effective for public entities for fiscal years beginning after December 15, 2016, and interim periods within the year of adoption. Early adoption is permitted. The Company expects to adopt the provisions of ASU 2015-11 at the beginning of fiscal 2017. The Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial condition, results of operations, or cash flows, and is still evaluating the impact that this standard will have on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Current GAAP requires the deferred taxes for each tax jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate based on the period in which the attribute is expected to be realized. Upon adoption of ASU 2015-17, all deferred tax assets and liabilities will be classified as noncurrent on an entity's balance sheet. As a result, each jurisdiction will have only one net noncurrent deferred tax asset or liability. ASU 2015-17 will not change the existing guidance that prohibits the offsetting of deferred tax liabilities of one jurisdiction against the deferred tax assets of another jurisdiction. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, including interim periods in the year of adoption. Early adoption is permitted, and adoption may be applied either prospectively or retrospectively. The Company plans to adopt ASU 2015-17 at the beginning of the first quarter of fiscal 2017. ASU 2015-17 will only involve classification of certain deferred tax assets and liabilities on the Company's consolidated balance sheet and will have no impact on the Company's results of operations or cash flows. The Company does not expect the adoption of ASU 2015-17 to be material to the Company's consolidated balance sheets.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company plans to adopt this standard on January 1, 2019 and is still evaluating the impact that this standard will have on the consolidated financial statements.
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company plans to adopt this standard on January 1, 2017, and is still evaluating the impact that this standard will have on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company will adopt this standard on January 1, 2018. The Company has not yet determined the adoption approach and is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

(3) Investments

In general, the majority of short-term investments have a maturity at the date of purchase within one year. Investments with maturities from one to five years may be classified, based on the Company’s determination, as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Short-term investments classified as available-for-sale are recorded at fair value using the specific identification method with the unrealized gains and losses reflected in accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific identification basis and are recorded in interest (income) expense in the consolidated statements of operations. The Company periodically evaluates unrealized losses in its investment securities for other-than-temporary impairment, using both qualitative and quantitative criteria. In the event a security is deemed to be other-than-temporarily impaired, the Company recognizes the credit loss component in interest (income) expense in the condensed consolidated statements of operations.

The short-term investments are primarily used to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade low risk income earning mutual funds, diversified among industries and individual issuers, that are predominantly U.S. dollar-denominated short-term debt securities.

As of March 31, 2016, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$16,552	$(2)	$16,550

During the three months ended March 31, 2016, the Company did not sell any of its short-term investments, but made purchases of $16.0 million. The Company also did not recognize any other-than-temporary impairment, proceeds, or realized gains or losses as of March 31, 2016, and does not expect any significant other-than-temporary impairments in future periods.

At December 31, 2015 the Company had the following available-for sale securities (in thousands):

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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
As a result of the Company's hedging program, the Company recognized the following in the consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Total impact on net sales	$124	$131
Total impact on other income (expense)	(978)	245
	$(854)	$376
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
As of March 31, 2016, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	18	€6,128	$6,815
Sell GBP/Buy USD Forward Contract	18	£8,198	$12,222
	36		$19,037
These contracts have maturities of 12 months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015		March 31, 2016	March 31, 2015
Sell EUR/Buy USD Forward Contract	$(220)	$264	Net sales	$(1)	$49	Net sales	$—	$—
Sell GBP/Buy USD Forward Contract	270	163	Net sales	113	(19)	Net sales	—	—
	$50	$427		$112	$30		$—	$—

The Company expects all of the amounts recorded as a component of accumulated other comprehensive income (loss) will be realized in the consolidated statements of operations over the next twelve months and the amount will vary depending on market rates.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities as well as certain other forecasted sales. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions (for derivatives hedging monetary assets and liabilities), are reflected in the accompanying consolidated statements of operations under the caption “Net Sales" and "Other (income) expense.” As of March 31, 2016, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value		Buy Notional Value
Sell EUR/Buy USD Forward Contract	11		€2,668		$2,971
Sell GBP/Buy USD Forward Contract	1		£2,074		$2,961
Sell CAD/Buy USD Forward Contract	25	C$	14,269		$10,722
Sell CHF/Buy USD Forward Contract	18		$3,427	Fr.	3,289
Sell MXN/Buy USD Forward Contract	18		$98,518		$5,630
Sell JPY/Buy USD Forward Contract	1		¥275,198		$2,430
Sell CNY/Buy USD Forward Contract	13		¥33,644		$5,072
	87
These contracts generally have maturities of within the next twelve months.
The following table summarizes the amount of income (loss) from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended March 31,
		2016	2015
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$(24)	$119
Sell GBP/Buy USD Forward Contract	Net sales	36	(17)
Sell CAD/Buy USD Forward Contract	Other income (expense)	(404)	1
Sell USD/Buy CHF Forward Contract	Other income (expense)	99	(1)
Sell MXN/Buy USD Forward Contract	Other income (expense)	(31)	(2)
Sell JPY/Buy USD Forward Contract	Other income (expense)	—	—
Sell CNY/Buy USD Forward Contract	Other income (expense)	(72)	—
		$(396)	$100
Monetary asset and liability hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$(126)	$168
Sell GBP/Buy USD Forward Contract	Other income (expense)	232	113
Sell CAD/Buy USD Forward Contract	Other income (expense)	(249)	21
Sell USD/Buy CHF Forward Contract	Other income (expense)	—	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	(61)	(40)
Sell JPY/Buy USD Forward Contract	Other income (expense)	(179)	(17)
Sell CNY/Buy USD Forward Contract	Other income (expense)	(187)	—
		$(570)	$245
The impact of monetary asset and liability hedges not designated as hedging instruments was substantially all offset by the remeasurement of the underlying balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Derivative Assets		Derivative Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$—	$47	$197	$16
Sell GBP/Buy USD Forward Contract	452	273	21	—
	$452	$320	$218	$16
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$14	$45	$81	$57
Sell GBP/Buy USD Forward Contract	—	27	20	—
Sell CAD/Buy USD Forward Contract	23	211	290	14
Sell CHF/Buy USD Forward Contract	42	3	21	116
Sell MXN/Buy USD Forward Contract	59	86	86	5
Sell JPY/Buy USD Forward Contract	—	—	17	1
Sell CNY/Buy USD Forward Contract	5	—	118	30
	$143	$372	$633	$223
The amounts set forth in the table above represent the gross asset or liability. These derivatives are subject to master netting agreements giving effect to rights of offset with each counterparty. Taking into consideration this right of offset, the derivatives are in a net liability position of $256,000 as of March 31, 2016 and a net asset position of $453,000 as of December 31, 2015.
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

The fair value of these financial instruments was determined using the following levels of inputs as of March 31, 2016 (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Fair Value Measurements at March 31, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$595	$—	$595
Cash equivalents - Money market funds	2,401	—	—	2,401
Debt mutual funds	—	16,550	—	16,550
Total assets	$2,401	$17,145	$—	$19,546

Liabilities:
Derivative financial instruments	—	851	—	851

There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the three months ended March 31, 2016.
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
Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. Two customer accounted for a significant portion of sales for the periods presented, which are as follows:

	Three Months Ended March 31,
	2016	2015
Customer A	20.9%	17.8%
Customer B	14.9%	*
*Indicates less than 10% of net sales for the period
Customer A above accounted for 22% and 26% of the Company’s accounts receivable as of March 31, 2016 and December 31, 2015, respectively. Customer B above accounted for 10% and 8% as of March 31, 2016 and December 31, 2015, respectively. One other customer accounted for 10% of the Company's accounts receivable as of March 31, 2016, however this customer accounted for less than 10% of the Company's accounts receivable as of December 31, 2015.
(7) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2015	$3,253	$7,037
Provision	(162)	7,633
Deductions	(90)	(10,173)
Balance, March 31, 2016	$3,001	$4,497
(8) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2015	$792
Warranty claims	(190)
Warranty costs accrued	148
Balance at March 31, 2016	$750

(9) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	March 31, 2016	December 31, 2015
	(in thousands)
Cost:
Leasehold improvements	$3,309	$3,281
Furniture and fixtures	10,169	9,341
Other equipment	12,369	12,214
Computer equipment and software	7,899	6,998
Vehicles	212	212
Total cost:	33,958	32,046
Less accumulated depreciation	(19,481)	(17,216)
Property and equipment, net	$14,477	$14,830
(10) Net Loss per Share
Basic net loss per common share is computed by dividing the net loss attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net loss per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional dilutive common shares would be anti-dilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Numerator
Net loss attributable to Skullcandy, Inc.	$(4,905)	$(3,731)
Denominator
Weighted average common stock outstanding for basic net loss per common share	28,562	28,267
Effect of dilutive securities—unvested restricted stock and stock options	—	—
Weighted average common shares and dilutive securities outstanding	28,562	28,267

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock options and restricted stock awards	4,184	1,102
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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

At March 31, 2016, the Company was in compliance with all applicable covenants in its credit facility.
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
Information related to the Company’s segments is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales
Domestic	$31,769	$30,624
International	14,517	15,018
Consolidated net sales	$46,286	$45,642
Gross profit
Domestic	$12,083	$12,327
International	5,283	6,332
Consolidated gross profit	$17,366	$18,659
Income (loss) from operations
Domestic	$(5,944)	$(4,826)
International	(830)	1,178
Consolidated loss from operations	$(6,774)	$(3,648)

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	March 31,	December 31,
	2016	2015
	(in thousands)
Identifiable assets
Domestic	$126,767	$129,102
International	61,652	68,588
Consolidated	$188,419	$197,690
Long-lived assets
Domestic	$14,530	$15,397
International	7,035	6,866
Consolidated	$21,565	$22,263
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
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
Summary of Share-Based Compensation
The Company recorded share-based compensation expense related to awards of $1.3 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of share-based compensation as of March 31, 2016 was $6.8 million which is expected to be recognized over the weighted average remaining vesting period of 2.60 years.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the three months ended March 31, 2016 (share information in thousands):

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2015	2,052	0.37 – 20.00	$7.98
Granted	587	4.12	4.12
Exercised	—	—	—
Canceled and forfeited	(4)	5.33	5.33
Balance at March 31, 2016	2,635	0.37 – 20.00	$7.14	7.65	$167
Vested	1,220	0.37 – 20.00	$8.53	6.32	$167
Unvested	1,415	4.12 – 12.42	$6.18	8.80	$—
Exercisable

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of March 31, 2016.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the three months ended March 31, 2016 (share information in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	19	$9.28
Granted	232	4.12
Vested	—	—
Forfeited	—	—
Balance at March 31, 2016	251	$4.51
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the three months ended March 31, 2016 (share information in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	1,011	$7.03
Granted	592	4.11
Vested	(131)	9.20
Forfeited	(38)	6.09
Balance at March 31, 2016	1,435	$5.66
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

Income tax benefit for the three months ended March 31, 2016 and 2015 was $2,037,000 and $793,000, respectively, or approximately 29.3% and 17.1% of pre-tax loss. The increase in the Company’s effective tax rate for the three months ended March 31, 2016 reflects a reduction in taxable income in low tax rate jurisdictions. The Company's effective tax rate for the three months ended March 31, 2016 differs from the United States Federal Statutory rate of 35%, due to a few discrete items and income derived from jurisdictions with different tax rates than the U.S.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of March 31, 2016 and December 31, 2015, the Company had uncertain tax liabilities of $441,000 and $384,000, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

The Company files U.S., state and foreign income tax returns in jurisdictions with various statutes of limitations. The Company’s consolidated federal tax return and any significant state or foreign tax returns are not currently under examination.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(15) Commitments and Contingencies
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
The Company is also subject to other various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of our operations should be read together with our condensed consolidated financial statements (unaudited) and the related notes (unaudited) included in Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2016.
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2015. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
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
Segment Information
We manage our business in two operating segments which are comprised of Domestic and International. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Makers ("CODM") in deciding how to allocate resources and in assessing performance. We determined that the CODM is the Chief Executive Officer and the Chief Financial Officer, collectively. Our operating segments and reporting segments are the same. The Domestic segment primarily consists of Skullcandy and Astro Gaming product sales to customers in the United States. The Domestic segment also includes the majority of general corporate overhead and related costs which are not allocated to the International segment, therefore we believe that the best metric for segment performance is gross profit. The International segment primarily includes Skullcandy product sales to customers in Europe, Asia, Canada, Mexico, and all other geographic areas outside the United States that are served by our International operations. We operate primarily in the consumer products category in which we develop and distribute headphones and other audio products. All intercompany revenues, expenses, payables and receivables are eliminated in consolidation and are not reviewed when evaluating segment performance.
Information related to our segments is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales
Domestic	$31,769	$30,624
International	14,517	15,018
Consolidated net sales	$46,286	$45,642
Gross profit
Domestic	$12,083	$12,327
International	5,283	6,332
Consolidated gross profit	$17,366	$18,659
Income (loss) from operations
Domestic	$(5,944)	$(4,826)
International	(830)	1,178
Consolidated loss from operations	$(6,774)	$(3,648)

	March 31,	December 31,
	2016	2015
	(in thousands)
Identifiable assets
Domestic	$126,767	$129,102
International	61,652	68,588
Consolidated	$188,419	$197,690
Long-lived assets
Domestic	$14,530	$15,397
International	7,035	6,866
Consolidated	$21,565	$22,263
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented (in thousands):

	Three Months Ended March 31,
	2016		2015
Net sales	$46,286	100.0%	$45,642	100.0%
Cost of goods sold	28,920	62.5%	26,983	59.1%
Gross profit	17,366	37.5%	18,659	40.9%
Selling, general and administrative expenses	24,140	52.2%	22,307	48.9%
Loss from operations	(6,774)	(14.6)%	(3,648)	(8.0)%
Other expense	180	0.4%	995	2.2%
Interest income	(12)	—%	(16)	—%
Loss before income taxes and noncontrolling interests	(6,942)	(15.0)%	(4,627)	(10.1)%
Benefit for income taxes	(2,037)	(4.4)%	(793)	(1.7)%
Net loss	(4,905)	(10.6)%	(3,834)	(8.4)%
Net loss attributable to noncontrolling interests	—	—%	(103)	(0.2)%
Net loss attributable to Skullcandy, Inc.	$(4,905)	(10.6)%	$(3,731)	(8.2)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net sales
The following table reflects our net sales for three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net sales
Domestic	$31,769	$30,624	$1,145	3.7%
International	14,517	15,018	(501)	(3.3)%
Total net sales	$46,286	$45,642	$644	1.4%

Total net sales increased 1.4%. Domestic (U.S.) net sales increased 4% to $31.8 million from $30.6 million in the same quarter a year ago, primarily due to strong holiday sell through that resulted in post-holiday replenishment sales of audio and wireless products. International (Non U.S.) net sales decreased 3% to $14.5 million from $15.0 million in the same quarter a year ago, primarily due to decreased sales in China, partially offset by strong sales in Europe, Canada, Japan and Mexico.
Gross profit and gross margin
The following table reflects our gross profit and gross margin for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Gross profit
Domestic	$12,083	$12,327	$(244)	(2.0)%
International	5,283	6,332	(1,049)	(16.6)%
Total gross profit	$17,366	$18,659	$(1,293)	(6.9)%

	Three Months Ended March 31,
	2016	2015	Basis Point Change
Gross margin %
Domestic %	38.0%	40.3%	(230)
International %	36.4%	42.2%	(580)
Total gross margin %	37.5%	40.9%	(340)
Total gross margin decreased across both segments. This decrease reflects product mix shifts to lower margin audio wireless products as percentage of net sales, increased warehousing costs as a percentage of net sales, together with higher retailer promotional credits and returns in the U.S. and China. Wireless products typically have lower margins which are partially driven by higher third party technology and licensing costs.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$24,140	$22,307	$1,833	8.2%
Selling, general and administrative expenses as a percent of net sales	52.2%	48.9%

The increase in SG&A expenses is primarily due to increases in personnel related expenses, specifically in our Astro brand, demand creation and research and innovation expenses, partially offset by decreases in information technology related expenses.
Other Expense
Other expense was $180,000 and $995,000 for the three months ended March 31, 2016 and 2015, respectively, which includes net expenses related to our hedging program and foreign currency activities and general currency fluctuations compared to the U.S. dollar.
Interest Income

Interest income was $12,000 and $16,000 for the three months ended March 31, 2016 and 2015, respectively, which primarily includes income earned through short-term investments, partially offset by the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $2,037,000 and $793,000 for the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate for the three months ended March 31, 2016 and 2015 was (29.3%) and (17.1)%, respectively. The increase in rate in between periods is due to a higher estimated annual effective rate in 2016 as a result of less forecasted income in our low tax rate jurisdictions.

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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at beginning of period	$23,030	$21,623
Net cash provided by (used in) operating activities	23,988	(962)
Net cash used in investing activities	(17,746)	(1,276)
Net cash (used in) provided by financing activities	(195)	74
Effect of exchange rate changes on cash and cash equivalents	131	(92)
Cash and cash equivalents at end of period	$29,208	$19,367
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
For the three months ended March 31, 2016, net cash provided by operating activities was $24.0 million and consisted of a net loss of $4.9 million, less $24.6 million of working capital and other activities, offset by increases of $4.8 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $38.4 million, decreases in accounts payable of $0.5 million and accrued liabilities of $5.8 million, offset by increases in prepaid expenses and other current assets of $6.2 million, and increase in inventory of $1.3 million.

For the three months ended March 31, 2015, net cash used in operating activities was $(1.0) million and consisted of a net loss of $3.8 million, less $2.2 million of working capital and other activities, offset by increases of$5.1 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $28.9 million, decreases in accounts payable of $5.0 million and accrued liabilities of $16.5 million, offset by increases in prepaid expenses and other current assets of $0.3 million, and increases in inventory of $9.3 million.
Net Cash Used in Investing Activities. Net cash used in investing activities was $17.7 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Net cash used in investing activities relates to capital expenditures for in-store displays and purchases of short-term investments.
Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities primarily related to taxes paid related to net share settlement of equity awards for the three months ended March 31, 2016. Net cash provided by (used in) financing activities primarily related to proceeds from the exercise of stock options and taxes paid related to net share settlement of equity awards for the three months ended March 31, 2015.
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

At March 31, 2016, we were in compliance with all applicable covenants in our credit facility.
Contractual obligations
In the three months ended March 31, 2016, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We currently do not have any off-balance sheet arrangements or financing activities with special-purpose entities.
Critical Accounting Policies and Estimates
Critical accounting policies are those policies which are both important to the presentation of a company’s financial condition and results and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. No significant changes to our accounting policies took place during the period. For a further discussion of our critical accounting policies, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
At March 31, 2016, we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At March 31, 2016, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended March 31, 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of March 31, 2016 and December 31, 2015 was a net liability of $256,000 and a net asset of $453,000, respectively. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would not have a material effect on our results of operations or financial condition.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 12, 2016, an alleged shareholder filed a putative securities class action complaint against the Company and certain Company officers and directors in the United States District Court for the District of Utah, captioned Davis v. Skullcandy, Inc., et al., No. 2:16-cv-00121-RJS. The complaint purports to be brought on behalf of shareholders who purchased common stock between August 7, 2015 and January 11, 2016. It asserts that the Company and certain officers and directors violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false or misleading statements concerning positioning and expectations for future growth. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. On March 28, 2016, an alleged shareholder filed a substantially similar putative securities class action complaint in the United States District Court for the District of Utah, captioned Oswald v. Skullcandy, Inc., et al., No. 2:16-cv-00246-CW.  The Oswald Complaint purports to be brought on behalf of shareholders who purchased common stock between May 5, 2015 and January 11, 2016.  Plaintiffs have requested that the court consolidate the two complaints. The Company believes these lawsuits are without merit and intends to vigorously defend them.
The Company is also subject to other various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016. There have been no significant changes to the risks discussed in our 2015 10-K.
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

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: May 6, 2016	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Signatory)