Form 10-Q
period 2016-06-30
SKULLCANDY, INC.
filed 2016-08-09
CIK 1423542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016 28,746,664 shares of the registrant’s common stock were outstanding, par value of $0.0001.

SKULLCANDY, INC.

PART I
Item 1. Condensed Consolidated Financial Statements
SKULLCANDY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$24,617	$23,030
Short-term investments	16,602	543
Total cash, cash equivalents, and short-term investments	41,219	23,573
Accounts receivable, net	53,128	84,909
Inventories, net	44,498	41,686
Prepaid expenses and other current assets	11,963	6,189
Current deferred tax assets	4,492	3,999
Total current assets	155,300	160,356
Property and equipment, net	14,566	14,830
Intangibles	6,743	7,433
Goodwill	13,867	13,867
Deferred financing fees	26	31
Non-current deferred tax assets	558	923
Other non-current assets	654	250
Total assets	$191,714	$197,690
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,211	$13,216
Accrued liabilities	16,341	21,931
Current deferred tax liabilities	8	190
Total current liabilities	33,560	35,337
Non-current deferred tax liabilities	996	1,148
Other non-current liabilities	1,280	1,117
Total liabilities	35,836	37,602
Stockholders’ equity:
Preferred stock	—	—
Common stock	3	3
Treasury stock	(43,294)	(43,294)
Additional paid-in capital	139,638	137,535
Accumulated other comprehensive loss	(652)	(818)
Retained earnings	60,183	66,662
Total stockholders’ equity	155,878	160,088
Total liabilities and stockholders’ equity	$191,714	$197,690

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share information)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	$57,282	$57,393	$103,569	$103,035
Cost of goods sold	33,727	32,866	62,647	59,849
Gross profit	23,555	24,527	40,922	43,186
Selling, general and administrative expenses	25,527	23,502	49,668	45,807
(Loss) income from operations	(1,972)	1,025	(8,746)	(2,621)
Other expense (income)	311	(111)	491	884
Interest (income) expense	(34)	5	(46)	(11)
(Loss) income before income taxes and noncontrolling interests	(2,249)	1,131	(9,191)	(3,494)
Income tax benefit	(675)	(19)	(2,712)	(813)
Net (loss) income	(1,574)	1,150	(6,479)	(2,681)
Net loss attributable to noncontrolling interests	—	(65)	—	(168)
Net (loss) income attributable to Skullcandy, Inc.	$(1,574)	$1,215	$(6,479)	$(2,513)
Net (loss) income per common share attributable to Skullcandy, Inc.
Basic	$(0.05)	$0.04	$(0.23)	$(0.09)
Diluted	$(0.05)	$0.04	$(0.23)	$(0.09)
Weighted average common shares outstanding
Basic	28,665	28,380	28,614	28,326
Diluted	28,665	28,952	28,614	28,326

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of dollars)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(1,574)	$1,150	$(6,479)	$(2,681)
Unrealized gain (loss) on foreign currency cash flow hedges, net of tax benefits (expense) of ($209) and ($187) for the three and six months ended June 30, 2016 and $355 and $213 for the three and six months ended June 30, 2015, respectively	389	(640)	349	(385)
Change in unrecognized actuarial loss, net of tax benefit of $4 and $8 for the three and six months ended June 30, 2016, and $0 for the three and six months ended June 30, 2015, respectively	(37)	—	(73)	—
Unrealized gain on available-for-sale securities, net of tax expense (benefit) of $6 for the three and six months ended June 30, 2016 and $2 and ($8) for the three and six months ended June 30 2015, respectively	11	4	11	15
Foreign currency translation adjustment	(151)	33	(121)	(94)
Comprehensive (loss) income	(1,362)	547	(6,313)	(3,145)
Comprehensive loss attributable to noncontrolling interests	—	(65)	—	(168)
Comprehensive (loss) income attributable to Skullcandy, Inc.	$(1,362)	$612	$(6,313)	$(2,977)
See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(6,479)	$(2,681)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation of fixed assets and amortization of intangible assets	5,204	5,230
Loss on disposal of property and equipment and intangible assets	—	64
Provision for doubtful accounts	833	11
Deferred income taxes	(2,062)	2,720
Non-cash interest expense	5	5
Amortization of stock-based compensation expense	2,342	2,055
Foreign currency remeasurement (gain) loss	(458)	550
Changes in operating assets and liabilities:
Accounts receivable	31,039	19,394
Inventories	(2,650)	(6,531)
Prepaid expenses and other assets	(5,697)	(5,191)
Accounts payable	3,702	(9,484)
Accrued liabilities	(3,559)	(17,969)
Net cash provided by (used in) provided by operating activities	22,220	(11,827)
Investing activities
Purchase of property and equipment	(3,937)	(5,807)
Purchases of short-term investments	(16,043)	—
Proceeds from sales of short-term investments	—	7,514
Loan to third party	(500)	—
Net cash (used in) provided by investing activities	(20,480)	1,707
Financing activities
Proceeds from exercise of stock options	9	358
Taxes paid related to net share settlement of equity awards	(163)	(245)
Income tax (detriment) benefit from share based compensation	(84)	95
Net cash (used in) provided by financing activities	(238)	208
Effect of exchange rate changes on cash and cash equivalents	85	(10)
Net increase (decrease) in cash and cash equivalents	1,587	(9,922)
Cash and cash equivalents, beginning of period	23,030	21,623
Cash and cash equivalents, end of period	$24,617	$11,701
Supplemental disclosure of cash flow information:
Cash paid for income tax	$4,580	$3,725
Supplemental non-cash activities:
Purchases of property and equipment financed through accounts payable	$298	$329

See Accompanying Notes to Condensed Consolidated Financial Statements

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Description of Business
Skullcandy, Inc. (the "Company") creates world-class audio experiences through its Skullcandy® and Astro Gaming® brands. Founded at the intersection of music, sports, technology and creative culture, the Skullcandy brand creates world-class audio and gaming products for the risk takers, innovators, and pioneers who inspire us all to live life at full volume. From new innovations in the science of sound and human potential, to collaborations with up-and-coming musicians and athletes, Skullcandy lives by its mission to inspire life at full volume through forward-thinking technologies and ideas, and leading edge design and materialization. Astro Gaming creates premium video gaming equipment for professional gamers, leagues, and gaming enthusiasts. Astro Gaming was founded in the pits of competitive gaming and has become synonymous with pinnacle gaming experiences. Skullcandy and Astro Gaming products are sold and distributed through a variety of channels around the world from the Company’s global locations in Park City, San Francisco, Tokyo, Zurich, and Mexico City, as well as through partners in some of the most important culture, sports, and gaming hubs in the world. The Skullcandy brand website can be found at http://www.skullcandy.com. The Astro Gaming website can be found at http://www.astrogaming.com.
Recent Events
In June 2016, the Company entered into an Agreement and Plan of Merger with Incipio, LLC, a Delaware limited liability company (“Incipio”), and Powder Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Incipio (“Acquisition Sub”), pursuant to which, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub commenced a tender offer to acquire all of the outstanding shares of common stock of the Company, at a purchase price of $5.75 per share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest, which was subsequently amended in July 2016 to increase the purchase price to $6.10 per share. For additional information regarding the potential acquisition, please refer to Note 16 - Subsequent Events.
(2) Basis of Presentation
The accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, and condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (all of which are considered of normal recurring nature) considered necessary to present fairly the Company’s financial position as of June 30, 2016 and 2015, results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Historically, the Company has experienced greater net sales in the second half of the year than those in the first half due to a concentration of shopping during the fall and holiday seasons. The Company anticipates that this seasonal impact on net sales is likely to continue. Accordingly, the Company’s results of operations for any particular quarter are not indicative of the results the Company expects for the full year.
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
Prior period amounts have been reclassified to correct for immaterial error corrections and conform with current presentation for certain reclassifications of certain gaming licenses, marketing development fees, and slotting fees between SG&A and costs of goods sold. These reclassifications in total reduced gross profit and operating expenses by $313,000 and$372,000 for the three and six months ended June 30, 2015, respectively, and did not result in any adjustment to operating loss, net income, or earnings per share.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company entered into a joint venture in Mexico on September 19, 2011. The Company had the majority ownership and voting rights and controls the day-to-day operations of the entity. Accordingly, the Company consolidated the

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

results of the joint venture operations in its consolidated financial statements. The noncontrolling interests, which reflect the portion of the earnings (losses) of operations which were applicable to the other noncontrolling partner, have been classified as non-controlling interests in the accompanying financial statements for the 2015 periods. On December 31, 2015, the Company acquired the minority interest in its Mexico joint venture to gain full control of the efforts in this market and now operates a wholly-owned subsidiary in this market. As the Company retained its controlling financial interest in the subsidiary, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the price paid by the Company and the adjustment to the carrying value of the noncontrolling interest was recorded as an adjustment to equity attributable to the parent. All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. The guidance will be effective prospectively for annual periods beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the new guidance and does not expect it will have a material impact on its consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact the adoption of ASU 2014-15 will have on its financial statements.
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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company will adopt this standard on January 1, 2018. The Company is in the process of determining the approach and is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

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

As of June 30, 2016, the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$16,589	$13	$16,602

During the six months ended June 30, 2016, the Company did not sell any of its short-term investments, but made purchases of $16.0 million. The Company also did not recognize any other-than-temporary impairment, proceeds, or realized gains or losses as of June 30, 2016, and does not expect any significant other-than-temporary impairments in future periods.

At December 31, 2015 the Company had the following available-for sale securities (in thousands):

	Cost Basis	Unrealized gains (losses), net	Fair Value
Available-for-sale:
Debt mutual funds	$545	$(2)	$543

(4) Financial Derivatives and Hedging Activities

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

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
As a result of the Company's hedging program, the Company recognized the following in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Total impact on net sales	$323	$13	$445	$146
Total impact on other income (expense)	217	(139)	(761)	104
	$540	$(126)	$(316)	$250
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
As of June 30, 2016, the Company had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments (in thousands, except for the number of instruments):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Number of Instruments	Sell Notional Value	Buy Notional Value
Sell EUR/Buy USD Forward Contract	22	€5,077	$5,653
Sell GBP/Buy USD Forward Contract	22	£9,298	$13,295
	44		$18,948
These contracts have maturities of 12 months or less.
The following table summarizes the amount of income recognized from derivative instruments for the periods indicated and the line items in the accompanying statements of operations where the results are recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Three months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Three months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Three months ended
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Sell EUR/Buy USD Forward Contract	$105	$(275)	Net sales	$(59)	$130	Net sales	$—	$(1)
Sell GBP/Buy USD Forward Contract	587	(604)	Net sales	154	(11)	Net sales	—	(2)
	$692	$(879)		$95	$119		$—	$(3)

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) Six months ended		Location of Gain or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) Six months ended		Location of Gain or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) Six months ended
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Sell EUR/Buy USD Forward Contract	$(115)	$(10)	Net sales	$(61)	$180	Net sales	$—	$(1)
Sell GBP/Buy USD Forward Contract	857	(436)	Net sales	267	(31)	Net sales	—	(2)
	$742	$(446)		$206	$149		$—	$(3)

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

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Derivatives Not Designated as Hedging Instruments—Foreign Currency Derivatives
The Company also enters into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities as well as certain other forecasted sales. None of these contracts are designated as hedges for accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts, and in the offsetting underlying on-balance-sheet transactions (for derivatives hedging monetary assets and liabilities), are reflected in the accompanying consolidated statements of operations under the caption “Net Sales" and "Other (income) expense.” As of June 30, 2016, the Company had the following outstanding derivatives that were not designated as hedging instruments (in thousands, except for the number of instruments):

	Number of Instruments	Sell Notional Value		Buy Notional Value
Sell EUR/Buy USD Forward Contract	15		€2,153		$2,340
Sell GBP/Buy USD Forward Contract	3		£2,882		$3,872
Sell CAD/Buy USD Forward Contract	26	C$	11,754		$8,886
Sell USD/Buy CHF Forward Contract	19		$3,634	Fr.	3,510
Sell MXN/Buy USD Forward Contract	21		$101,477		$5,469
Sell JPY/Buy USD Forward Contract	1		¥285,863		$2,790
Sell CNY/Buy USD Forward Contract	11		¥30,913		$4,590
	96
These contracts generally have maturities of within the next twelve months.
The following table summarizes the amount of income (loss) from derivative instruments recognized for the periods indicated and the accounts in the accompanying consolidated statements of operations where the results are recorded for economic foreign currency hedges (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivatives		Amount of Gain (Loss) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
Forecasted sales hedges
Sell EUR/Buy USD Forward Contract	Net sales	$74	$(21)	$49	$99
Sell GBP/Buy USD Forward Contract	Net sales	154	(82)	190	(99)
Sell CAD/Buy USD Forward Contract	Other income (expense)	(55)	(69)	(459)	(69)
Sell USD/Buy CHF Forward Contract	Other income (expense)	(63)	100	37	100
Sell MXN/Buy USD Forward Contract	Other income (expense)	102	62	71	59
Sell JPY/Buy USD Forward Contract	Other income (expense)	—	—	—	—
Sell CNY/Buy USD Forward Contract	Other income (expense)	29	—	(43)	—
		$241	$(10)	$(155)	$90
Monetary asset and liability hedges
Sell EUR/Buy USD Forward Contract	Other income (expense)	$86	$(91)	$(40)	$77
Sell GBP/Buy USD Forward Contract	Other income (expense)	220	(141)	451	(27)
Sell CAD/Buy USD Forward Contract	Other income (expense)	(53)	(54)	(302)	(33)
Sell USD/Buy CHF Forward Contract	Other income (expense)	—	—	—	—
Sell MXN/Buy USD Forward Contract	Other income (expense)	138	66	77	26
Sell JPY/Buy USD Forward Contract	Other income (expense)	(237)	50	(416)	33
Sell CNY/Buy USD Forward Contract	Other income (expense)	50	(62)	(137)	(62)
		$204	$(232)	$(367)	$14
The impact of monetary asset and liability hedges not designated as hedging instruments was substantially all offset by the remeasurement of the underlying balance sheet item.
The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	Derivative Assets		Derivative Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$29	$47	$44	$16
Sell GBP/Buy USD Forward Contract	874	273	3	—
	$903	$320	$47	$16
Derivatives not designated as hedging instruments
Balance Sheet Location	Prepaid expenses and other current assets	Prepaid expenses and other current assets	Accrued liabilities	Accrued liabilities
Sell EUR/Buy USD Forward Contract	$30	$45	$22	$57
Sell GBP/Buy USD Forward Contract	27	27	—	—
Sell CAD/Buy USD Forward Contract	10	211	221	14
Sell CHF/Buy USD Forward Contract	21	3	24	116
Sell MXN/Buy USD Forward Contract	95	86	150	5
Sell JPY/Buy USD Forward Contract	19	—	—	1
Sell CNY/Buy USD Forward Contract	—	—	45	30
	$202	$372	$462	$223
The amounts set forth in the table above represent the gross asset or liability. These derivatives are subject to master netting agreements giving effect to rights of offset with each counterparty. Taking into consideration this right of offset, the derivatives are in a net asset position of $596,000 as of June 30, 2016 and a net asset position of $453,000 as of December 31, 2015.
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
Level 3—unobservable inputs.

The majority of the Company’s financial instruments are valued using quoted prices in active markets or based on other observable inputs. The following table sets forth the fair value of the Company’s financial assets that are re-measured on a regular basis:

The fair value of these financial instruments was determined using the following levels of inputs as of June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Derivative financial instruments	$—	$1,105	$—	$1,105
Cash equivalents - Money market funds	2,402	—	—	2,402
Debt mutual funds	—	16,602	—	16,602
Total assets	$2,402	$17,707	$—	$20,109

Liabilities:
Derivative financial instruments	—	509	—	509

There were no financial assets and liabilities measured on a recurring basis using significant unobservable inputs (Level 3) and there were no transfers in or out of Level 1, 2, or 3 during the six months ended June 30, 2016.
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
Credit is extended to customers based on an evaluation of the customer’s financial condition and collateral is not required. Two customer accounted for a significant portion of sales for the periods presented, which are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Customer A	19.2%	13.0%	19.9%	15.1%
Customer B	12.8%	11.2%	13.8%	*
*Indicates less than 10% of net sales for the period
Customer A above accounted for 19% and 26% of the Company’s accounts receivable as of June 30, 2016 and December 31, 2015, respectively. Customer B above accounted for 13% and 8% as of June 30, 2016 and December 31, 2015, respectively. One other customer accounted for 10% of the Company's accounts receivable as of June 30, 2016, however this customer accounted for less than 10% of the Company's accounts receivable as of December 31, 2015.
(7) Allowance for Doubtful Accounts and Sales Returns
The following is a roll forward of the allowance for doubtful accounts and for sales returns and allowances, which are classified as a reduction of accounts receivable and in accrued liabilities, respectively:

	Doubtful Accounts	Sales Returns & Allowances
	(in thousands)
Balance, December 31, 2015	$3,253	$7,037
Provision	830	14,973
Deductions	(206)	(15,709)
Balance, June 30, 2016	$3,877	$6,301
(8) Product Warranty Obligations
The Company provides for product warranties in accordance with the contract terms given to various customers and end users by accruing estimated warranty costs at the time of revenue recognition. Warranties are generally fulfilled by replacing defective products with new products.
Activity in the warranty accrual balance, which is included in accrued liabilities on the condensed consolidated balance sheets, was as follows:

Warranty Accrual
(in thousands)
Balance at December 31, 2015	$792
Warranty claims	(358)
Warranty costs accrued	348
Balance at June 30, 2016	$782

(9) Property and Equipment, Net
Property and equipment, net, consisted of the following:

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	June 30, 2016	December 31, 2015
	(in thousands)
Cost:
Leasehold improvements	$4,757	$3,281
Furniture and fixtures	10,373	9,341
Other equipment	12,861	12,214
Computer equipment and software	8,117	6,998
Vehicles	208	212
Total cost:	36,316	32,046
Less accumulated depreciation	(21,750)	(17,216)
Property and equipment, net	$14,566	$14,830
(10) Net (Loss) Income per Share
Basic net (loss) income per common share is computed by dividing the net (loss) income attributable to Skullcandy, Inc. for the reporting period by the weighted average number of shares of common stock outstanding during the same period. Diluted net (loss) income per share is computed using only the weighted-average number of common shares outstanding during the period, as any additional dilutive common shares would be anti-dilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Numerator
Net (loss) income attributable to Skullcandy, Inc.	$(1,574)	$1,215	$(6,479)	$(2,513)
Denominator
Weighted average common stock outstanding for basic net loss per common share	28,665	28,380	28,614	28,326
Effect of dilutive securities—unvested restricted stock and stock options	—	572	—	—
Weighted average common shares and dilutive securities outstanding	28,665	28,952	28,614	28,326

The following shares were excluded from the calculation of diluted shares outstanding as their effect would have been anti-dilutive (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options and restricted stock awards	2,906	1,144	3,928	1,123
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

At June 30, 2016, the Company was in compliance with all applicable covenants in its credit facility.
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
Information related to the Company’s segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net sales
Domestic	$42,324	$40,728	$74,093	$71,352
International	14,958	16,665	29,476	31,683
Consolidated net sales	$57,282	$57,393	$103,569	$103,035
Gross profit
Domestic	$17,904	$17,849	$29,992	$30,175
International	5,651	6,678	10,930	13,011
Consolidated gross profit	$23,555	$24,527	$40,922	$43,186
(Loss) income from operations
Domestic	$(97)	$(1)	$(6,036)	$(5,092)
International	(1,875)	1,026	(2,710)	2,471
Consolidated (loss) income from operations	$(1,972)	$1,025	$(8,746)	$(2,621)

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

	June 30,	December 31,
	2016	2015
	(in thousands)
Identifiable assets
Domestic	$133,450	$129,102
International	58,264	68,588
Consolidated	$191,714	$197,690
Long-lived assets
Domestic	$14,916	$15,397
International	6,393	6,866
Consolidated	$21,309	$22,263
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
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
Summary of Share-Based Compensation
The Company recorded share-based compensation expense related to awards of $2.3 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. Share-based compensation is recorded in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The unrecognized compensation cost of share-based compensation as of June 30, 2016 was $6.5 million, which is expected to be recognized over the weighted average remaining vesting period of 2.69 years.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans for the six months ended June 30, 2016 (share information in thousands):

	Options Outstanding	Price Range	Weighted- Average Price	Weighted- Average Contractual Term (in years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2015	2,052	0.37 – 20.00	$7.98
Granted	587	4.12	4.12
Exercised	(2)	5.26	5.26
Canceled and forfeited	(42)	5.26 - 11.99	7.69
Balance at June 30, 2016	2,595	0.37 – 20.00	$7.11	7.50	$2,321
Vested and Exercisable	1,192	0.37 – 20.00	$8.23	6.27	$869
Unvested	1,404	4.12 – 10.94	$6.17	8.55	$1,452

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

(1) The aggregate intrinsic value is equal to the difference between the exercise price of the underlying stock option awards and the fair value of the Company’s common stock as of June 30, 2016.
Performance-Based Restricted Stock Units
The following table summarizes PSU activity under the Company’s incentive award plan for the six months ended June 30, 2016 (share information in thousands):

	PSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	19	$9.28
Granted	241	4.12
Vested	—	—
Forfeited	(1)	4.12
Balance at June 30, 2016	259	$4.50
Restricted Stock Units
The following table summarizes RSU activity under the Company’s incentive award plan for the six months ended June 30, 2016 (share information in thousands):

	RSUs Outstanding	Weighted- Average Grant Date Fair Value
Balance at December 31, 2015	1,011	$7.03
Granted	845	3.95
Vested	(211)	8.45
Forfeited	(75)	6.40
Balance at June 30, 2016	1,571	$5.21
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

Income tax benefit for the three months ended June 30, 2016 and 2015 was $675,000 and $19,000, respectively, or approximately 30.0% and (1.7)% of pre-tax loss. The increase in the Company’s effective tax rate for the three months ended June 30, 2016 reflects a reduction in taxable income in low tax rate jurisdictions and an increase in high tax rate jurisdictions. The Company's effective tax rate for the three months ended June 30, 2016 differs from the United States Federal Statutory rate of 35%, due to a few discrete items and income derived from jurisdictions with different tax rates than the U.S.

Income tax benefit for the six months ended June 30, 2016 and 2015 was $2,712,000 and $813,000, respectively, or approximately 29.5% and 23.3% of pre-tax loss. The increase in the Company’s effective tax rate for the six months ended June 30, 2016 reflects a reduction in taxable income in low tax rate jurisdictions and an increase in high tax rate jurisdictions. The Company's effective tax rate for the six months ended June 30, 2016 differs from the United States Federal Statutory rate of 35%, due to equity shortfalls in the United States and income derived from jurisdictions with different tax rates than the U.S.

The Company is subject to income taxes in the United States and various foreign jurisdictions and to continual examination by tax authorities. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. As of June 30, 2016 and December 31, 2015, the Company had uncertain tax liabilities of $398,000 and $384,000, respectively. The Company recognizes interest and penalties related to uncertain tax

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

positions as a component of income tax expense. The Company did not incur any material interest or penalties related to income taxes in any of the periods presented. The Company does not anticipate any significant events or circumstances that would cause a material change to these uncertainties during the ensuing year.

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
On February 12, 2016, an alleged shareholder filed a putative securities class action complaint against the Company and certain Company officers and directors in the United States District Court for the District of Utah, captioned Davis v. Skullcandy, Inc., et al., No. 2:16-cv-00121-RJS. The complaint purports to be brought on behalf of shareholders who purchased common stock between August 7, 2015 and January 11, 2016. It asserts that the Company and certain officers and directors violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false or misleading statements concerning positioning and expectations for future growth. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. On March 28, 2016, an alleged shareholder filed a substantially similar putative securities class action complaint in the United States District Court for the District of Utah, captioned Oswald v. Skullcandy, Inc., et al., No. 2:16-cv-00246-CW.  The Oswald Complaint purports to be brought on behalf of shareholders who purchased common stock between May 5, 2015 and January 11, 2016. The court has consolidated the two lawsuits.
On May 2, 2016, an alleged shareholder filed a derivative lawsuit in the Third Judicial District Court Summit County, Utah: Bessey v. Darling, et al., No. 160500199. The lawsuit is purportedly brought on behalf of the Company against Hoby Darling, Jason Hodell, Richard Alden, Doug Collier, Greg Warnock, Jeff Kearl, Scott Olivet, Heidi O’Neill, and Jay Brown. The lawsuit alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. In addition to damages sustained by the Company, restitution, and disgorgement of profits, the complaint seeks equitable relief restricting the proceeds of the defendants’ trading activities or other assets and select corporate governance reforms.
Following the announcement of the Offer and proposed Merger, two alleged shareholders filed putative securities class action complaints against the Company and certain of its officers and directors in the United States District Court for the District of Utah: Paprakis v. Skullcandy, Inc., et al., No. 2:16-cv-00810-BCW (filed July 19, 2016); Bernicke v. Darling, et al., No. 2:16-cv-00831-DN (filed July 26, 2016) (together, the “M&A Securities Actions”). The M&A Securities Actions assert that the Company and certain of its officers and directors violated sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act of 1934, as amended, by forcing a sale of the Company to Parent and Purchaser at an unfair price and by providing incomplete and misleading disclosures regarding the Offer and proposed Merger. The Bernicke complaint also alleges that the proposed Merger is the result of preclusive deal protection devices and self-interested decisions made by the Company’s officers and directors. The M&A Securities Actions seek to enjoin the Offer and any steps taken to consummate the Merger, as well as damages in the event that the Merger is consummated.
The Company is also subject to other various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
(16) Subsequent Events
On June 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Incipio, LLC, a Delaware limited liability company (“Incipio”), and Powder Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Incipio (“Acquisition Sub”), which was amended on August 3, 2016, pursuant to Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and together with the “Original Merger Agreement, the “Merger Agreement”). Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub commenced a tender offer (“Offer”) to acquire all of the outstanding shares (the “Company Shares”) of common stock of the Company, at a purchase price of $6.10 per Company Share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest (the “Offer Price”). The Offer is not subject to any financing condition.

SKULLCANDY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(unaudited)

Acquisition Sub’s obligation to purchase the Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including (i) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Company Shares then owned by Incipio, Acquisition Sub and their respective Affiliates, represents at least a majority of all then outstanding Company Shares (not including Company Shares tendered pursuant to guaranteed delivery procedures unless and until such Company Shares are actually “received” in accordance with the terms of the Offer), (ii) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise restrict or prohibit the Offer, the acquisition of Company Shares by Incipio or Acquisition Sub or the Merger (as defined below), (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) there not having been a material adverse effect on the Company following the execution of the Merger Agreement that is continuing, and (vii) other customary conditions. The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with Delaware law, Acquisition Sub will be merged into and with the Company (the “Merger”).
At the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without any action on the part of the holders of any Company Shares, each outstanding Company Share (excluding any Company Shares (i) owned immediately prior to the Effective Time by Incipio, Acquisition Sub or the Company or any wholly owned subsidiary of Incipio, Acquisition Sub or the Company or (ii) held by stockholders who have properly and validly perfected their appraisal rights under Delaware law) will be canceled and extinguished and automatically converted into the right to receive an amount in cash equal to the Offer Price, without interest and less any required withholding taxes. In addition, at the Effective Time, each option to purchase Company Shares that remains outstanding immediately prior to the Effective Time (each, a “Company Option”) will be accelerated in full and each Company Option will be canceled and converted into the right to receive an amount in cash, if any, without interest and less any required withholding taxes, equal to the product obtained by multiplying (i) the excess, if any, of (A) the Offer Price minus (B) the exercise price per share of such Company Option and (ii) the number of Company Shares underlying such Company Option. At the Effective Time, each Company restricted stock unit or performance stock unit that remains outstanding immediately prior to the Effective Time (each, a “Company RSU Award”) will be accelerated in full (which, in the case of a Company RSU Award that vests in whole or in part on the basis of achievement of performance goals, shall be determined as if performance were at 100% of targeted performance) and each Company RSU Award will be canceled and converted into the right to receive an amount in cash, if any, without interest and less any required withholding taxes, equal to the product obtained by multiplying (i) the Offer Price and (ii) the number of Company Shares underlying such Company RSU Award immediately prior to the Effective Time.
The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by the text of the Merger Agreement. The Original Merger Agreement was filed as Exhibit 2.1 to the Current Report on Form 8-K on June 24, 2016, and the Amendment was filed as Exhibit 2.1 to the Current Report on Form 8-K on August 3, 2016.
Following the announcement of the Offer and proposed Merger, two alleged shareholders filed putative securities class action complaints against the Company and certain of its officers and directors in the United States District Court for the District of Utah: Paprakis v. Skullcandy, Inc., et al., No. 2:16-cv-00810-BCW (filed July 19, 2016); Bernicke v. Darling, et al., No. 2:16-cv-00831-DN (filed July 26, 2016) (together, the “M&A Securities Actions”). The M&A Securities Actions assert that the Company and certain of its officers and directors violated sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act of 1934, as amended, by forcing a sale of the Company to Incpio and Acquisition Sub at an unfair price and by providing incomplete and misleading disclosures regarding the Offer and proposed Merger. The Bernicke complaint also alleges that the proposed Merger is the result of preclusive deal protection devices and self-interested decisions made by the Company’s officers and directors. The M&A Securities Actions seek to enjoin the Offer and any steps taken to consummate the Merger, as well as damages in the event that the Merger is consummated.

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
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report contains forward-looking statements. The words “may,” “will,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Although forward-looking statements reflect our current views, reliance should not be placed on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements speak only as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise. These forward-looking statements are subject to numerous risks and uncertainties, including the risks and uncertainties described under “Risk Factors” in Part II of this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 4, 2015. These forward-looking statements also include statements about the pending acquisition of us by Incipio, including our ability to satisfy all of the conditions under the Merger Agreement at all or in the anticipated timeframe. Moreover, we operate in an evolving environment. New risk factors and uncertainties emerge from time to time and it is not possible for our management to predict all risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained in any forward-looking statement. We qualify all of our forward-looking statements by these cautionary statements.
Overview
Skullcandy, Inc. creates world-class audio experiences through its Skullcandy® and Astro Gaming® brands. Founded at the intersection of music, sports, technology and creative culture, Skullcandy brand creates world-class audio and gaming products for the risk takers, innovators, and pioneers who inspire us all to live life at full volume. From new innovations in the science of sound and human potential, to collaborations with up-and-coming musicians and athletes, Skullcandy lives by its mission to inspire life at full volume through forward-thinking technologies and ideas, and leading edge design and materialization. Astro Gaming creates premium video gaming equipment for professional gamers, leagues, and gaming enthusiasts. Astro Gaming was founded in the pits of competitive gaming and has become synonymous with pinnacle gaming experiences. Skullcandy and Astro Gaming products are sold and distributed through a variety of channels around the world from the Company’s global locations in Park City, San Francisco, Tokyo, Zurich, and Mexico City, as well as through partners in some of the most important culture, sports, and gaming hubs in the world. The Skullcandy brand website can be found at http://www.skullcandy.com. The Astro Gaming website can be found at http://www.astrogaming.com.

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
On June 23, 2016, the Company entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Incipio, LLC, a Delaware limited liability company (“Incipio”), and Powder Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Incipio (“Acquisition Sub”), which was amended on August 3, 2016, pursuant to Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and together with the “Original Merger Agreement, the “Merger Agreement”). Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub commenced a tender offer (“Offer”) to acquire all of the outstanding shares (the “Company Shares”) of common stock of the Company, at a purchase price of $6.10 per Company Share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest (the “Offer Price”). The Offer is not subject to any financing condition.
Acquisition Sub’s obligation to purchase the Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including (i) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Company Shares then owned by Incipio, Acquisition Sub and their respective Affiliates, represents at least a majority of all then outstanding Company Shares (not including Company Shares tendered pursuant to guaranteed delivery procedures unless and until such Company Shares are actually “received” in accordance with the terms of the Offer), (ii) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise restrict or prohibit the Offer, the acquisition of Company Shares by Incipio or Acquisition Sub or the Merger (as defined below), (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) there not having been a material adverse effect on the Company following the execution of the Merger Agreement that is continuing, and (vii) other customary conditions. The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with Delaware law, Acquisition Sub will be merged into and with the Company (the “Merger”).The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by the text of the Merger Agreement. The Original Merger Agreement was filed as Exhibit 2.1 to the Current Report on Form 8-K on June 24, 2016, and the Amendment was filed as Exhibit 2.1 to the Current Report on Form 8-K on August 3, 2016.
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
Information related to our segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net sales
Domestic	$42,324	$40,728	$74,093	$71,352
International	14,958	16,665	29,476	31,683
Consolidated net sales	$57,282	$57,393	$103,569	$103,035
Gross profit
Domestic	$17,904	$17,849	$29,992	$30,175
International	5,651	6,678	10,930	13,011
Consolidated gross profit	$23,555	$24,527	$40,922	$43,186
(Loss) income from operations
Domestic	$(97)	$(1)	$(6,036)	$(5,092)
International	(1,875)	1,026	(2,710)	2,471
Consolidated (loss) income from operations	$(1,972)	$1,025	$(8,746)	$(2,621)

	June 30,	December 31,
	2016	2015
	(in thousands)
Identifiable assets
Domestic	$133,450	$129,102
International	58,264	68,588
Consolidated	$191,714	$197,690
Long-lived assets
Domestic	$14,916	$15,397
International	6,393	6,866
Consolidated	$21,309	$22,263
Goodwill
Domestic	$6,805	$6,805
International	7,062	7,062
Consolidated	$13,867	$13,867
Results of Operations
The following table sets forth selected items in our statements of operations in dollars and as a percentage of net sales for the periods presented (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Net sales	$57,282	100.0%	$57,393	100.0%	$103,569	100.0%	$103,035	100.0%
Cost of goods sold	33,727	58.9%	32,866	57.3%	62,647	60.5%	59,849	58.1%
Gross profit	23,555	41.1%	24,527	42.7%	40,922	39.5%	43,186	41.9%
Selling, general and administrative expenses	25,527	44.6%	23,502	40.9%	49,668	48.0%	45,807	44.5%
(Loss) income from operations	(1,972)	(3.4)%	1,025	1.8%	(8,746)	(8.4)%	(2,621)	(2.5)%
Other expense (income)	311	0.5%	(111)	(0.2)%	491	0.5%	884	0.9%
Interest (income) expense	(34)	(0.1)%	5	—%	(46)	—%	(11)	—%
(Loss) income before income taxes and noncontrolling interests	(2,249)	(3.9)%	1,131	2.0%	(9,191)	(8.9)%	(3,494)	(3.4)%
Benefit for income taxes	(675)	(1.2)%	(19)	—%	(2,712)	(2.6)%	(813)	(0.8)%
Net (loss) income	(1,574)	(2.7)%	1,150	2.0%	(6,479)	(6.3)%	(2,681)	(2.6)%
Net loss attributable to noncontrolling interests	—	—%	(65)	(0.1)%	—	—%	(168)	(0.2)%
Net (loss) income attributable to Skullcandy, Inc.	$(1,574)	(2.7)%	$1,215	2.1%	$(6,479)	(6.3)%	$(2,513)	(2.4)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Net sales
The following table reflects our net sales for three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
	2016	2015	$ Change	% Change
Net sales
Domestic	$42,324	$40,728	$1,596	3.9%
International	14,958	16,665	(1,707)	(10.2)%
Total net sales	$57,282	$57,393	$(111)	(0.2)%

Domestic (U.S.) net sales increased 3.9% to $42.3 million from $40.7 million in the same quarter a year ago, primarily due to increased sales of gaming products. International (Non U.S.) net sales decreased 10.2% to $15.0 million from $16.7 million in the same quarter a year ago, primarily due to decreased sales in China.
Gross profit and gross margin

The following table reflects our gross profit and gross margin for the three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
	2016	2015	$ Change	% Change
Gross profit
Domestic	$17,904	$17,849	$55	0.3%
International	5,651	6,678	(1,027)	(15.4)%
Total gross profit	$23,555	$24,527	$(972)	(4.0)%

	Three months ended June 30,
	2016	2015	Basis Point Change
Gross margin %
Domestic %	42.3%	43.8%	(150)
International %	37.8%	40.1%	(230)
Total gross margin %	41.1%	42.7%	(160)

Total gross margin decreased across both segments. This decrease reflects product mix shifts to lower margin wireless audio products as percentage of net sales, increased gaming product sales, increased warehousing costs as a percentage of net sales, together with higher retailer promotional credits and returns in the U.S. and China. Wireless audio and gaming products typically have lower margins which are partially driven by higher third party technology and licensing costs.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30,
	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$25,527	$23,502	$2,025	8.6%
Selling, general and administrative expenses as a percent of net sales	44.6%	40.9%

The increase in SG&A expenses is primarily due to certain transaction costs related to the our pending sale, customer bankruptcies, litigation, personnel related expenses, demand creation, and research and innovation expenses. These increases are partially offset by decreases in administrative costs.
Other Expense (Income)
Other expense (income) was $311,000 and $(111,000) for the three months ended June 30, 2016 and 2015, respectively, which includes both hedging program and foreign currency activities, and general currency fluctuations compared to the U.S. dollar.
Interest (Income) Expense
Interest (income) expense was $(34,000) and $5,000 for the three months ended June 30, 2016 and 2015, respectively, which primarily includes income earned through short-term investments, partially offset by the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes

The income tax benefit was $675,000 and $19,000 for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 30.0% and (1.7)%, respectively. The increase in rate in between periods is due to a higher estimated annual effective rate in 2016 as a result of less forecasted income in our low tax rate jurisdictions and more forecasted income in high tax rate jurisdictions.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Net sales
The following table reflects our net sales for six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015	$ Change	% Change
Net sales
Domestic	$74,093	$71,352	$2,741	3.8%
International	29,476	31,683	(2,207)	(7.0)%
Total net sales	$103,569	$103,035	$534	0.5%
Total net sales increased 0.5%. Domestic (U.S.) net sales increased 4% to $74.1 million from $71.4 million in the same quarter a year ago, primarily due to large increased sales of gaming products and strong holiday sell through that resulted in post-holiday replenishment sales of audio and wireless products. International (Non U.S.) net sales decreased 7% to $29.5 million from $31.7 million in the same quarter a year ago, primarily due to decreased sales in China.
Gross profit and gross margin
The following table reflects our gross profit and gross margin for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015	$ Change	% Change
Gross profit
Domestic	$29,992	$30,175	$(183)	(0.6)%
International	10,930	13,011	(2,081)	(16.0)%
Total gross profit	$40,922	$43,186	$(2,264)	(5.2)%

	Six months ended June 30,
	2016	2015	Basis Point Change
Gross margin %
Domestic %	40.5%	42.3%	(180)
International %	37.1%	41.1%	(400)
Total gross margin %	39.5%	41.9%	(240)
Total gross margin decreased across both segments. This decrease reflects product mix shifts to lower margin wireless audio products as percentage of net sales, increased gaming product sales, increased warehousing costs as a percentage of net sales, together with higher retailer promotional credits and returns in the U.S. and China. Wireless audio and gaming products typically have lower margins which are partially driven by higher third party technology and licensing costs.
Selling, general and administrative expenses
The following table reflects our selling, general and administrative expenses for the six months ended June 30, 2016 and 2015 (in thousands):

	Six months ended June 30,
	2016	2015	$ Change	% Change
Selling, general and administrative expenses	$49,668	$45,807	$3,805	8.3%
Selling, general and administrative expenses as a percent of net sales	48.0%	44.5%

The increase in SG&A expenses is primarily due to certain transaction costs related to the our pending sale, customer bankruptcies, litigation, personnel related expenses, demand creation, and research and innovation expenses. These increases are partially offset by decreases in administrative costs.
Other Expense
Other expense was $491,000 and $884,000 for the six months ended June 30, 2016 and 2015, respectively, which includes both hedging program and foreign currency activities, and general currency fluctuations compared to the U.S. dollar.
Interest Income
Interest income was $46,000 and $11,000 for the six months ended June 30, 2016 and 2015, respectively, which primarily includes income earned through short-term investments, partially offset by the amortization of deferred financing fees, and unused line fees associated with our credit facility.
Income Taxes
The income tax benefit was $2,712,000 and $813,000 for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate for the six months ended June 30, 2016 and 2015 was 29.5% and 23.3%, respectively. The increase in rate in between periods is due to a higher estimated annual effective rate in 2016 as a result of less forecasted income in our low tax rate jurisdictions.

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
The following table sets forth, for the periods indicated, our beginning balance of cash, net cash flows provided by and used in operating, investing and financing activities and our ending balance of cash (in thousands):

	Six months ended June 30,
	2016	2015
Cash and cash equivalents at beginning of period	$23,030	$21,623
Net cash provided by (used in) operating activities	22,220	(11,827)
Net cash (used in) provided by investing activities	(20,480)	1,707
Net cash (used in) provided by financing activities	(238)	208
Effect of exchange rate changes on cash and cash equivalents	85	(10)
Cash and cash equivalents at end of period	$24,617	$11,701
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
For the six months ended June 30, 2016, net cash provided by operating activities was $22.2 million and consisted of a net loss of $6.5 million, partially offset by $22.8 million of working capital and other activities, and increases of $5.9 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $31.0 million, increases in accounts payable of $3.7 million and accrued liabilities of $3.6 million, offset by increases in prepaid expenses and other current assets of $5.7 million, and increase in inventory of $2.7 million.

For the six months ended June 30, 2015, net cash used in operating activities was $(11.8) million and consisted of a net loss of $2.7 million, less $19.8 million of working capital and other activities, offset by increases of $10.1 million of non-cash items. Working capital and other activities consisted primarily of a decrease in accounts receivable of $19.4 million, decreases in accounts payable of $9.5 million and accrued liabilities of $18.0 million, offset by increases in prepaid expenses and other current assets of $5.2 million, and increase in inventory of $6.5 million. The increase in cash used in operating activities was primarily due to the implementation of accelerated payment programs with certain contract manufacturers. As a result, our accounts payable and accrued liabilities decreased significantly. This optional programs were partially terminated in 2016.
Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities was $20.5 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. Net cash used in investing activities in both periods relate to capital expenditures for in-store displays, purchases of short-term investments and loans made to an unrelated third party.
Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities primarily related to taxes paid related to net share settlement of equity awards for the six months ended June 30, 2016. Net cash provided by (used in) financing activities primarily related to proceeds from the exercise of stock options and taxes paid related to net share settlement of equity awards for the six months ended June 30, 2015.
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

At June 30, 2016, we were in compliance with all applicable covenants in our credit facility.
Contractual obligations
In the three and six months ended June 30, 2016, there were no material changes to our contractual obligations as discussed in our annual report on Form 10-K for the year ended December 31, 2015.
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
At June 30, 2016, we maintained a credit facility which was amended during the period and provided for revolving loans of a line of credit of up to $10 million. As a subfeature, the credit facility provided for letters of credit up to $5 million. At June 30, 2016, there were no borrowings outstanding. We currently do not engage in any interest rate hedging activity. Based on the average interest rate on the credit facility during the three months ended June 30, 2016, and to the extent that borrowings were outstanding, we do not believe that a 10% change in the interest rate would have a material effect on our results of operations or financial condition.
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
The net fair value of foreign currency forward contracts (including adjustments for credit risk) as of June 30, 2016 and December 31, 2015 was a net asset of $596,000 and $453,000, respectively. The potential decrease in fair value of foreign currency forward contracts (excluding adjustments for credit risk), assuming a 10% adverse change in the underlying foreign currency exchange rates versus the U.S. Dollar, would not have a material effect on our results of operations or financial condition.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 12, 2016, an alleged shareholder filed a putative securities class action complaint against the Company and certain Company officers and directors in the United States District Court for the District of Utah, captioned Davis v. Skullcandy, Inc., et al., No. 2:16-cv-00121-RJS. The complaint purports to be brought on behalf of shareholders who purchased common stock between August 7, 2015 and January 11, 2016. It asserts that the Company and certain officers and directors violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false or misleading statements concerning positioning and expectations for future growth. The complaint seeks damages in an unspecified amount and equitable relief against the defendants. On March 28, 2016, an alleged shareholder filed a substantially similar putative securities class action complaint in the United States District Court for the District of Utah, captioned Oswald v. Skullcandy, Inc., et al., No. 2:16-cv-00246-CW.  The Oswald Complaint purports to be brought on behalf of shareholders who purchased common stock between May 5, 2015 and January 11, 2016. The court has consolidated the two lawsuits.
On May 2, 2016, an alleged shareholder filed a derivative lawsuit in the Third Judicial District Court Summit County, Utah: Bessey v. Darling, et al., No. 160500199. The lawsuit is purportedly brought on behalf of the Company against Hoby Darling, Jason Hodell, Richard Alden, Doug Collier, Greg Warnock, Jeff Kearl, Scott Olivet, Heidi O’Neill, and Jay Brown. The lawsuit alleges claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. In addition to damages sustained by the Company, restitution, and disgorgement of profits, the complaint seeks equitable relief restricting the proceeds of the defendants’ trading activities or other assets and select corporate governance reforms.
Following the announcement of the Offer and proposed Merger, two alleged shareholders filed putative securities class action complaints against the Company and certain of its officers and directors in the United States District Court for the District of Utah: Paprakis v. Skullcandy, Inc., et al., No. 2:16-cv-00810-BCW (filed July 19, 2016); Bernicke v. Darling, et al., No. 2:16-cv-00831-DN (filed July 26, 2016) (together, the “M&A Securities Actions”). The M&A Securities Actions assert that the Company and certain of its officers and directors violated sections 14(e), 14(d)(4), and 20(a) of the Securities Exchange Act of 1934, as amended, by forcing a sale of the Company to Parent and Purchaser at an unfair price and by providing incomplete and misleading disclosures regarding the Offer and proposed Merger. The Bernicke complaint also alleges that the proposed Merger is the result of preclusive deal protection devices and self-interested decisions made by the Company’s officers and directors. The M&A Securities Actions seek to enjoin the Offer and any steps taken to consummate the Merger, as well as damages in the event that the Merger is consummated.
The Company is also subject to other various claims, complaints and legal actions in the normal course of business. The Company does not believe it has any currently pending litigation of which the outcome will have a material adverse effect on its operations or financial position.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks that could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risks that affect our business, please refer to the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 4, 2016 and in any subsequent reports. Unless expressly stated otherwise, the statements contained in this Quarterly Report on Form 10-Q have been prepared as if we were going to remain an independent company.
Risks Related to our Pending Acquisition by Incipio
The conditions under the Merger Agreement to Incipio’s consummation of the Offer and the subsequent Merger may not be satisfied at all or in the anticipated timeframe.
On June 23, 2016, we entered into an Agreement and Plan of Merger (the “Original Merger Agreement”) with Incipio, LLC, a Delaware limited liability company (“Incipio”), and Powder Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Incipio (“Acquisition Sub”), which was amended on August 3, 2016, pursuant to Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment” and together with the “Original Merger Agreement, the “Merger Agreement”) Pursuant to the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, Acquisition Sub commenced a tender offer (“Offer”) to acquire all of the outstanding shares (the “Company Shares”) of our common stock, at a purchase price of $6.10 per Company Share, net to the holder thereof in cash, subject to reduction for any applicable withholding taxes, without interest (the “Offer Price”). The Offer is not subject to any financing condition.

Acquisition Sub’s obligation to purchase the Company Shares validly tendered pursuant to the Offer is subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including (i) that the number of Company Shares validly tendered and not withdrawn in accordance with the terms of the Offer, together with the Company Shares then owned by Incipio, Acquisition Sub and their respective Affiliates, represents at least a majority of all then outstanding Company Shares (not including Company Shares tendered pursuant to guaranteed delivery procedures unless and until such Company Shares are actually “received” in accordance with the terms of the Offer), (ii) the expiration or termination of any waiting period (and extensions thereof) applicable to the transactions contemplated by the Merger Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the absence of any law or order by any governmental authority that would make illegal or otherwise restrict or prohibit the Offer, the acquisition of Company Shares by Incipio or Acquisition Sub or the Merger (as defined below), (iv) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (v) the Company’s material compliance with its covenants contained in the Merger Agreement, (vi) there not having been a material adverse effect on the Company following the execution of the Merger Agreement that is continuing, and (vii) other customary conditions. The Merger Agreement provides that, among other things, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, and in accordance with Delaware law, Acquisition Sub will be merged into and with the Company (the “Merger”).
We intend to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement. In addition, there can be no assurances that our stockholders will tender their shares, or that any or all of the other conditions will be satisfied.
Furthermore, we, and certain of our executives and directors are named as defendants in lawsuits brought by purported holders of our common stock challenging our board of directors’ actions in connection with the proposed Merger and seeking, among other things, injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms. See Part II, Item 1. “Legal Proceedings” for more information regarding such lawsuits. If a settlement or other resolution is not reached in these lawsuits and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to consummate the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected timeframe or at all.
The announcement of, a failure to consummate, or a significant delay in consummating the Offer and the Merger could negatively impact our business, financial condition, results of operations or our stock price.
Our announcement of having entered into the Merger Agreement and Incipio’s and Acquisition Sub’s commencement of the Offer could cause a material disruption to our business and there can be no assurance that the conditions to the completion of the Offer and the Merger will be satisfied. The Merger Agreement may also be terminated by us or Incipio in certain specified circumstances, including, subject to compliance with the terms of the Merger Agreement, by us in order to accept a third-party acquisition proposal that our board of directors determines constitutes a superior proposal upon payment of a termination fee to Incipio of $6.6 million (the “Termination Fee”). Accordingly, there is no assurance that the Merger will occur on the terms and timeline currently contemplated or at all, or that the conditions to the Merger will be satisfied in a timely manner or at all. We may be subject to several risks as a result of the announcement of, a failure to consummate, or a significant delay in consummating the Merger Agreement and the Offer, including, but not limited to, the following:

•
If the Offer and the Merger are not completed or are significantly delayed, the trading price of the Company Shares may decrease or change to the extent that the current trading price of the Company Shares reflects an assumption that the Offer and the Merger will be completed, or completed in a timely manner;

•
Certain significant costs related to the Offer and the Merger, including significant fees and/or expenses of our legal, accounting and financial advisors printing fees, mailing fees and related charges, must be paid by us whether or not the Merger is not consummated, and such costs will continue to increase if the Offer and the Merger are delayed;

•	Under certain circumstances, if the Merger Agreement is terminated, the Company will be obligated to pay Incipio the Termination Fee, which would be a significant cost;

•
Pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the consummation of the Merger, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;

•
The uncertainties related to the potential pending Merger may cause customers, vendors, and others that deal with us to delay or defer doing business with us or cause them to seek to change existing business relationships with us, which could negatively impact our revenues, earnings, and cash flows regardless of whether the merger is completed;

•
The attention of our management may be directed toward the consummation of the Offer, the Merger and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;

•	The inability to retain certain key employees who may have sought and obtained different employment in anticipation of the consummation of the Offer and the Merger or to preserve employee morale;

•	Uncertainty about the completion or effect of the pending Merger also may lead to increased competition from the Company’s competitors;

•	Our inability to hire capable employees, given the uncertainty regarding the future of the company, in order to execute on our continuing business operations; and

•	A failure of the Offer and the Merger may result in negative publicity and/or a negative impression of us in the investment community or business community generally.
Any failure to complete or a significant delay in completing the Merger could negatively impact our business.
The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Offer and the Merger.
The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Incipio the Termination Fee.
These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Offer. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party’s offering a lower value to our stockholders than such third-party might otherwise have offered.
Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock units, and the potential receipt of change in control or other severance payments in connection with the consummation of the Merger.
The price of our stock may be volatile during the pending acquisition by Incipio, and you could lose all or part of your investment.
The trading price of our common stock may at times be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to other factors, these factors may include the timing and process for completion of Merger, including potential delays, such as those potentially caused by pending lawsuit(s) brought by purported holders of our common stock challenging our board of directors’ actions in connection with the proposed Merger, which can cause significant fluctuations in the price of our stock.
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

101
The following materials from Skullcandy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skullcandy, Inc.

Date: August 9, 2016	By:	/s/ JASON HODELL
Jason Hodell
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Duly Authorized Signatory)